Form 10-K405/A
PRONET INC /DE/
filed 1995-03-24
CIK 815553

---------------------------------------------------------------------------
---------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             FORM 10-K/A NO. 1
                        ---------------------------

             (Mark One)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1994
                                    OR
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from .............to..............

                         Commission  File 0-16029
                                PRONET INC.
          (Exact name of registrant as specified in its charter)

              DELAWARE                       75-1832168
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)      Identification Number)

     600 Data Drive, Suite 100
            Plano, Texas                         75075
(Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code: 214-964-9500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                   None
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      COMMON  STOCK, $.01  PAR  VALUE
                             (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES    X        NO
                                                   ---------        -------
  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was approximately $98,926,471. As of March 1, 1995, there were 6,110,237 outstanding shares of the registrant's Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

  Portions of the registrant's Registration Statement on Form S-1 (File No. 33-14956) filed with the Commission on June 10, 1987, July 10, 1987, July 15, 1987 and July 29, 1987 are incorporated by reference into Part IV of this Form 10-K.

  Portions of the registrant's Current Reports on Form 8-K dated
September 8, 1987, July 21, 1988, March 1, 1994 and August 5, 1994 are incorporated by reference into Part IV of this Form 10-K.

  Portions of the registrant's Annual Report on Form 10-K for each of the years ended December 31, 1989, 1990 and 1991 are incorporated by reference into Part IV of this Form 10-K.

  Portions of the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, are incorporated by reference into Part IV of this Form 10-K.

  Portions of the registrant's Registration Statement on Form S-2 (File No. 33-85696) filed with the Commission on October 28, 1994 and December 14, 1994 are incorporated by reference into Part IV of this Form 10-K.

  Portions of the registrant's Proxy Statement filed with the Commission on April 26, 1994 are incorporated by reference into Part IV of this Form 10-K.

---------------------------------------------------------------------------
---------------------------------------------------------------------------

      The following Item 6 from the ProNet Inc. 1994 Form 10-K filed with the Securities and Exchange Commission on March 13, 1995, is hereby amended and restated in its entirety as follows:

ITEM 6.  SELECTED FINANCIAL DATA

      Set forth below are selected financial data for the Company for each of the last five years.


                                                           YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1994       1993       1992       1991       1990
                                            --------   --------   --------   --------   --------
                                         (DOLLARS IN THOUSANDS, EXCEPT UNIT  AND PER SHARE AMOUNTS)

AT END OF PERIOD:
   Pagers in service.....................    353,830    130,000    114,356    103,157     88,759
   TracPacs in service...................     27,595     25,841     19,210     13,846     11,544


OPERATING DATA
   Net revenues (1)......................  $  33,074  $  20,318  $  17,615  $  15,591   $ 13,694
   Operating income......................      3,189      2,732      1,834      1,223        556
   Income before extraordinary item (2)..        693      1,574      1,754        794        215
   Net income............................        693      1,574      1,754      1,312        395
   Net income per share:
      Before extraordinary item (2)......        .16        .40        .43        .20        .05
      Net income.........................        .16        .40        .43        .33        .10

BALANCE SHEET DATA
   Total assets..........................  $  73,273  $  30,296  $  28,128  $  26,599   $ 24,462
   Long-term debt, including
      current maturities.................     10,450      3,400      3,629      4,984      4,717
   Total liabilities.....................     23,038      9,937      8,325      8,397      7,827
   Total shareholders' equity............     50,235     20,359     19,803     18,202     16,635

OTHER DATA
   EBITDA (3)............................  $  11,763  $   7,388  $   5,924  $   5,297   $  4,090
   EBITDA margin (4).....................         36%        36%        34%        31%        27%
   ARPU - Paging (5).....................  $    8.31  $   10.23  $   10.48  $   10.64   $  11.51
   ARPU - TracPac (6)....................      16.52      15.90      14.75      15.00      14.25
   Operating cost per paging
      subscriber (7).....................       2.19       2.99       3.20       2.98       3.46
   Capital expenditures..................      5,777      5,497      5,523      4,193      4,708
   Ratio of total debt to EBITDA (8).....       .89x         --         --         --         --
   Pagers in service per employee (9)....      1,325      1,000        880        570        490

-----------------
(1) Net revenues are total revenues less cost of products sold.
(2) Utilization of net operating loss carryforwards.
(3) EBITDA is earnings before other income (expense), income taxes, depreciation and amortization. Other income (expense) consists primarily of interest expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
(4) Calculated by dividing EBITDA by net revenues for the period presented.
(5) ARPU-Paging (average revenue per paging unit) is calculated by dividing paging systems' recurring revenues for the last month in the period by the number of pagers in service at the beginning of such month.
(6) ARPU-TracPac (average revenue per TracPac unit) is calculated by dividing security systems' recurring revenues for the last month in the period by the number of TracPacs in service at the beginning of such month.
(7) Calculated by dividing cost of pager lease and access fees for the last month in the period by the number of pagers in service at the beginning of such month.
(8) Calculated by dividing total debt at the end of the period by EBITDA for the 12 months ended on the last day of the period. Total debt includes debt associated with the paging systems' business and deferred payments. Prior to March 1994, no debt was associated with the paging systems' business.
(9) Calculated by dividing pagers in service by number of employees at the end of the period presented. This calculation excludes employees directly related to the security systems business.


                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         PRONET INC.
                                         (Registrant)



 Date:  March 23, 1995                  /s/ Jan E. Gaulding
                                        -----------------------------------
                                        Jan E. Gaulding
                                        Senior Vice President and
                                          Chief Financial Officer