Form 10-Q
period 1995-03-31
PRONET INC /DE/
filed 1995-05-12
CIK 815553

==============================================================================



                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

                               ___________

(Mark One)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1995
                                   OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

                    Commission File Number 0-16029

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


        Registrant's telephone number, including area code: (214-964-9500)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995; 6,128,131.

==============================================================================

                                  PRONET INC.

                                    Index

PART I.    FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets at March 31, 1995 and
             December 31, 1994............................................   1
           Consolidated Statements of Operations for the Three Months
             Ended March 31, 1995 and 1994................................   2
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1995 and 1994................................   3
           Notes to Consolidated Financial Statements.....................   4
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................  14
SIGNATURES................................................................  16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PRONET INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                        MARCH 31,   DECEMBER 31,
                                                          1995          1994
                                                        ---------   ------------
CURRENT ASSETS
  Cash and cash equivalents...........................   $  5,369     $    666
  Trade accounts receivable, net of allowance for
    doubtful accounts.................................      4,654        5,055
  Inventories - Note A................................      3,848        4,614
  Other current assets - Note A.......................      2,696        2,528
                                                         --------     --------
                                                           16,567       12,863

EQUIPMENT
  Pagers..............................................     25,257       23,669
  Communications equipment............................     14,931       14,561
  Security systems equipment..........................     10,843       10,517
  Office and other equipment..........................      3,743        3,210
                                                         --------     --------
                                                           54,774       51,957
  Less allowance for depreciation.....................    (26,880)     (25,441)
                                                           27,894       26,516
GOODWILL AND OTHER ASSETS, net of amortization -
  Note A..............................................     42,511       33,894
                                                         --------     --------
                                                         $ 86,972     $ 73,273
                                                         ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payables......................................   $  1,421     $  4,759
  Other accrued expenses and liabilities - Note A.....      7,761        7,829
                                                         --------     --------
                                                            9,182       12,588
LONG-TERM DEBT, less current maturities - Note B......     27,232       10,450
DEFERRED TAX LIABILITIES..............................        146           --
STOCKHOLDERS' EQUITY - Note A
  Common stock........................................         65           65
  Additional capital..................................     49,685       49,574
  Retained earnings...................................      2,092        2,026
  Less treasury stock at cost.........................     (1,430)      (1,430)
                                                         --------     --------
                                                           50,412       50,235
                                                         --------     --------
                                                         $ 86,972     $ 73,273
                                                         ========     ========


               See notes to consolidated financial statements.

                        PRONET INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          1995          1994
                                                        ---------   ------------
REVENUES - Note A
  Recurring revenues..................................   $10,488       $5,962
  Product sales.......................................     2,196          601
                                                         -------       ------
  Total revenues......................................    12,684        6,563
  Cost of products sold...............................    (2,066)        (470)
                                                         -------       ------
  Net revenues........................................    10,618        6,093
COST OF SERVICES
  Pager lease and access services.....................     2,220        1,249
  Security systems equipment services.................       246          334
                                                         -------       ------
                                                           2,466        1,583
                                                         -------       ------
  GROSS MARGIN........................................     8,152        4,510

EXPENSES
  Sales and marketing.................................     1,642        1,270
  General and administrative..........................     2,996        1,145
  Depreciation and amortization.......................     2,745        1,497
                                                         -------       ------
                                                           7,383        3,912
                                                         -------       ------
  OPERATING INCOME....................................       769          598
OTHER INCOME (EXPENSE)
  Interest and other income...........................        41            5
  Interest expense....................................      (386)        (171)
                                                         -------       ------
                                                            (345)        (166)
                                                         -------       ------
  INCOME BEFORE INCOME TAXES..........................       424          432
Provision for income taxes - Note D...................       358          235
                                                         -------       ------
  NET INCOME..........................................   $    66       $  197
                                                         =======       ======
NET INCOME PER SHARE..................................   $  0.01       $ 0.05
                                                         =======       ======
WEIGHTED AVERAGE SHARES...............................     6,627        4,163
                                                         =======       ======


               See notes to consolidated financial statements.

                      PRONET INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          1995          1994
                                                        ---------   ------------
OPERATING ACTIVITIES:
  Net income..........................................   $    66       $    197
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.....................     2,745          1,497
    Deferred tax provision............................       106             82
    Provision for losses on accounts receivable.......       208             55
  Changes in operating assets and liabilities:
    Decrease in trade accounts receivable.............       781            635
    (Increase) decrease in inventories................     1,277           (196)
    (Increase) decrease in other current assets.......      (220)           173
    Decrease in trade payables and other accrued
     expenses and liabilities.........................    (4,176)           (68)
                                                         -------       --------
  Net cash provided by operating activities...........       787          2,375
INVESTING ACTIVITIES:
  Purchase of equipment...............................    (1,478)          (796)
  Acquisitions, net of cash acquired..................    (5,434)       (19,447)
  Reduction in equipment..............................        56            108
  Computer system software, product enhancements,
   and other intangible assets........................      (332)           (92)
  Other...............................................        53              3
                                                         -------       --------
  Net cash used in investing activities...............    (7,135)       (20,224)
FINANCING ACTIVITIES:
  Proceeds from bank debt.............................    12,400         18,500
  Decrease in other long-term obligations.............        42            (63)
  Debt financing costs................................    (1,391)            --
                                                         -------       --------
  Net cash provided by financing activities...........    11,051         18,437
                                                         -------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............     4,703            588
CASH AND CASH EQUIVALENTS:
  Beginning of period.................................       666            530
                                                         -------       --------
  End of period.......................................   $ 5,369       $  1,118
                                                         =======       ========


             See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE MONTHS ENDED MARCH 31, 1995

NOTE A - ACCOUNTING POLICIES

   BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission on March 13, 1995.

   INVENTORIES: The Company values inventory at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following (in thousands):

                                     MARCH 31, 1995     DECEMBER 31, 1994
                                     --------------     -----------------
   Raw materials....................     $  231                $  263
   Work in process..................        125                    89
   Finished goods...................      3,492                 4,262
                                         ------                ------
                                         $3,848                $4,614
                                         ======                ======

   OTHER CURRENT ASSETS: Other current assets consist of the following (in thousands):

                                     MARCH 31, 1995     DECEMBER 31, 1994
                                     --------------     -----------------
   Security transmitter TracPacs....     $1,475               $1,428
   Other current assets.............      1,221                1,100
                                         ------               ------
                                         $2,696               $2,528
                                         ======               ======

   GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                      MARCH 31, 1995    DECEMBER 31, 1994
                                     --------------     -----------------
     Goodwill........................    $35,808            $27,946
     Noncompetition agreements.......      3,250              3,050
     Other...........................      8,205              6,726
                                         -------            -------
                                          47,263             37,722
     Less accumulated amortization...      4,752              3,828
                                         -------            -------
                                         $42,511            $33,894
                                         =======            =======

   OTHER ACCRUED EXPENSES AND LIABILITIES: Other accrued expenses and liabilities consist of the following (in thousands):

                                      MARCH 31, 1995   DECEMBER 31, 1994
                                      --------------   -----------------
    Accrued revenue..................      $3,766            $3,530
    Customer deposits................       2,220             2,247
    Other accrued liabilities........       1,775             2,052
                                           ------            ------
                                           $7,761            $7,829
                                           ======            ======

   Goodwill is amortized on the straight-line method over a fifteen year term. Noncompetition agreements are amortized on the straight-line method over a 5 year term.

   NET REVENUES: Net revenues consist of the following (in thousands):

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                              1995        1994
                                             ------      ------
   Recurring revenues:
     Pager lease and access fees...........  $9,187      $4,727
     Security systems equipment fees.......   1,301       1,235
                                            -------      ------
                                             10,488       5,962
   Product sales:
     Pager and paging equipment............   2,085         548
     Other security systems income.........     111          53
                                            -------      ------
                                              2,196         601
   Cost of products sold:
     Cost of pager and paging equipment
      sales................................  (2,007)       (458)
     Cost of other security systems income.     (59)        (12)
                                            -------     -------
                                             (2,066)       (470)
                                            -------     -------
     Net revenues.........................  $10,618      $6,093
                                            =======     =======

   NET INCOME PER SHARE: Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents for purposes of computing weighted average shares outstanding.

   RECLASSIFICATION OF FINANCIAL STATEMENTS: The 1994 financial statements have been reclassified to conform to the 1995 financial statement presentation.

NOTE B - LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                     MARCH 31, 1995   DECEMBER 31, 1994
                                     --------------   -----------------
    Revolving line of credit........     $21,900            $9,500
    Deferred payments...............       5,332               950
                                         -------           -------
                                          27,232            10,450
    Less current maturities.........          --                --
                                         -------           -------
                                         $27,232           $10,450
                                         =======           =======

   During the three months ended March 31, 1995, the Company paid $368,000 in interest as compared to $91,000 for the comparable period in 1994.

   In June 1994, the Company entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender") making available a $52 million revolving line of credit (the "Former Credit Facility") for working capital purposes and for acquisitions approved by the Lender. Borrowings were secured by all assets of the Company and its subsidiaries. Under terms of the Former Credit Facility, the borrowings bore interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or the Federal Funds Rate, plus a margin of up to one percent, or (ii) the London Interbank Offer Rate ("LIBOR"), plus a margin of up to 2.25%. In addition, the Former Credit Facility required maintenance of certain specified financial and operating covenants, prohibited the payment of dividends or other distributions on the Common Stock and required the proceeds from the December 1994 common stock offering to repay indebtedness under the Former Credit Facility if such proceeds were not used to make approved acquisitions.

   The Former Credit Facility was amended and restated in February 1995 (the "New Credit Facility") increasing the amount of available credit from $52 million under the Former Credit Facility to $125 million under the New Credit Facility. In February 1997, the revolving line of credit under the New Credit Facility will convert to a five and one half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75%. The borrowings bear interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or the Federal Funds Rate, plus a margin of up to .75%, or (ii) LIBOR, plus a margin of up to 2%. In addition, an arrangement fee of 1.125% of the aggregate commitment was paid in February 1995 and a commitment fee is required on the revolving line of credit at .5% per annum computed on the daily unused portion of the available loan commitment. Borrowings are secured by all assets of the Company and its subsidiaries. The New Credit Facility requires maintenance of certain specified financial and operating covenants and prohibits the payment of dividends or other distributions on the Common Stock. The New Credit Facility also states that in the event of an issuance of subordinated indebtedness of the Borrower or an equity issuance (other than the common stock offering which occurred in December 1994), the Lender can request that some portion of the proceeds be used to pay down outstanding borrowings under the New Credit Facility.

   In accordance with the New Credit Facility, the Company is required to use interest exchange or insurance agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. Effective 60 days from the closing of the New Credit Facility, the Lender requires that the lesser of (i) 50% of the aggregate principal amount of outstanding borrowings or (ii) one-third of the aggregate commitment participate in the interest rate protection. At March 31, 1995, none of the outstanding long-term debt was subject to hedging agreements.

   During the first quarter of 1995, the Company borrowed $500,000 for the acquisition of High Tech Communications Corp. ("High Tech"), $4.5 million for the acquisition of Signet Paging of Charlotte, Inc. ("Signet"), $3.5 million for the acquisition of Carrier Paging Systems, Inc. ("Carrier") and $3.9 million for working capital purposes under the New Credit Facility.

   The Company has deferred payments outstanding related to the RCC Division of Chicago Communication Service, Inc. ("ChiComm"), High Tech, Signet and Carrier acquisitions of $950,000, $200,000, $4.2 million and $3.0 million, respectively, which are due and payable one year from the closing of the respective transactions. These balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on market value at the date of payment. With regard to Contact Communications, Inc. ("Contact"), Radio Call Company, Inc. ("Radio Call"), and Metropolitan Houston Paging Services, Inc. ("Metropolitan"), the purchase price was paid in full at closing.

NOTE C - ACQUISITIONS

   In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. Also during 1994, the Company signed agreements to acquire the paging assets of All City Communication Company, Inc. ("All City") for $6.6 million, Signet for $9.0 million (which acquisition was completed in March 1995) and Carrier for $6.5 million (which acquisition was completed in April 1995) and all the outstanding stock of Metropolitan for $21.0 million (which acquisition was completed in May 1995). The fair market value of the assets acquired in the Signet acquisition was approximately $9.8 million, and consisted of current assets of $1.1 million, equipment of $1.6 million and goodwill of $7.1 million. The Company assumed liabilities of $764,000. The five completed acquisitions were all accounted for as purchases and were funded primarily by borrowings under the New Credit Facility. In 1995, the Company signed letters of intent to purchase the paging assets of American 900 Paging, Inc. ("Americom") for approximately $18.0 million and Lewis Paging, Inc. ("Lewis"), Gold Coast Paging, Inc. ("Gold Coast"), Denton Enterprises, Inc. ("Denton") and MetroTones, Inc. ("MetroTones") for approximately $9.5 million, collectively. The pending acquisitions are expected to close in 1995 and will be funded by borrowings under the New Credit Facility. The pending acquisitions are subject to various conditions, including FCC, regulatory and other third-party approvals and the execution of definitive agreements.

   The pro forma unaudited results of operations for the three months ended March 31, 1995 and 1994, (which include acquisitions closed as of March 31,
1995), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              1995      1994
                                            -------    -------
    Net revenues........................... $11,490    $11,970
    Net income (loss)......................     118        (30)
    Net income (loss) per common share.....     .02       (.01)

   These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

NOTE D - INCOME TAXES

   The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax expense is as follows (in thousands):

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                             1995       1994
                                           --------   -------
    Tax at U.S. statutory rate............   $144       $147
    Non-deductible goodwill amortization..    167         59
    State income tax......................     43         23
    Other.................................      4          6
                                            -----      -----
    Provision for income taxes............   $358       $235
                                            =====      =====

   During the three months ended March 31, 1995, the Company paid approximately $4,000 in Federal and state income taxes, compared to $39,000 for the comparable period ended March 31, 1994.

NOTE E - SUBSEQUENT EVENTS

   On April 1, 1995, the Company completed the acquisition of substantially all of the paging assets of Carrier for consideration of approximately $6.5 million. The transaction includes a deferred payment of approximately $3.0 million which is due and payable one year from the closing of the transaction. The deferred payment is payable at the Company's discretion, either in cash or shares of the Company's Common Stock based on market value at the date of payment. On May 3, 1995, the Company completed the acquisition of all of the outstanding capital stock of Metropolitan for approximately $21 million which was paid in cash at closing. These acquisitions were accounted for as purchases and were funded primarily by borrowings under the New Credit Facility.

ITEM 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

   The Company provides wireless messaging services through its paging and security systems operations. Until 1994, paging services were provided solely to members of the healthcare industry. Beginning in 1994, the Company broadened its paging focus through the acquisition of paging businesses serving the general commercial marketplace. As a result of completed and anticipated acquisitions, the Company's results of operations for prior periods may not be indicative of future performance.

   In both its paging and security systems operations, the Company builds and operates communications systems and generates revenues from the sale and lease of pagers, IPT systems and security devices and related access fees. The Company's revenues are derived primarily from fixed monthly, quarterly, annual and bi-annual fees charged to customers for paging and security tracking services. While a subscriber remains in service, operating results benefit from this recurring monthly revenue stream with minimal requirements for additional selling expenses or other fixed costs. However, certain variable costs such as telephone and equipment charges are directly related to the number of pagers in service.

   Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result during 1994 had one of the lowest average monthly disconnect ("churn") rates in the paging industry
- - approximately 1.8%, compared to an industry average of approximately 2.9%. In the future, the Company expects that it will experience a higher churn rate among small businesses, individual consumers and other subscribers than it has experienced historically with its healthcare subscribers. The
Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 0.6%.

   Currently, recurring revenues consist of two components - service fees and unit leasing fees. As the Company pursues its strategy of expanding into new markets, increasing its coverage within its existing service areas and broadening its customer base and distribution channels, the percentage of customers who own and maintain ("COAM") their paging equipment rather than leasing it is likely to increase. This, together with competitive factors, may result in declining recurring revenues per subscriber since these customers will not pay a leasing fee as part of their monthly charge. However, the Company will not incur the capital costs related to these COAM pagers. Additionally, average revenue per unit ("ARPU") for pagers served through resellers is lower than for direct sales due to the wholesale rates charged to this distribution channel. Such resellers do, however, assume all selling, marketing, subscriber management and other related costs that would otherwise be incurred by the Company.

   Product sales and costs are also likely to increase as the business mix shifts in favor of COAM units. The Company's objective is to break even on product sales, but it may selectively offer discounts due to promotional offers or competitive pressures.

   The Company currently enjoys low operating costs per unit due to the efficiency of its operations. It expects that the development of its business around its SuperCenters will result in substantial economies of scale and consolidation of operating and selling expenses that will help it retain this competitive advantage.

   Earnings before other income (expense), income taxes, depreciation and amortization ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA has grown at a compound annual rate of over 30% over the past four years. EBITDA growth is expected to continue although near term margins may be slightly impacted by start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces. The Company, unlike a number of its competitors, has generated net income in recent years. It should be noted, however, that non-cash and financing-related charges for the Company's acquisition program have the potential to negatively impact earnings in the future.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 1994 AND 1995

   Net revenues and gross margin for paging systems consisted of the following:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                             1994       1995
                                           -------    -------
                                             (in thousands)
      Revenues
        Pager lease and access fees....... $ 4,727     $ 9,187
        Product sales.....................     548       2,085
                                           -------     -------
      Total revenues......................   5,275      11,272
      Cost of products sold...............    (458)     (2,007)
                                           -------     -------
      Net revenues........................   4,817       9,265
      Cost of pager lease and access
       fees...............................  (1,249)     (2,220)
                                           -------     -------
      Gross margin........................ $ 3,568     $ 7,045
                                           =======     =======

   PAGING SYSTEMS' NET REVENUES for the quarter ended March 31, 1995 increased to $9.3 million, a 92% increase from $4.8 million for the quarter ended March 31, 1994. For the quarter ended March 31, 1995, recurring pager lease and access fees increased to $9.2 million, a 94% increase from $4.7 million for the comparable period in 1994. The increase in recurring revenues and net revenues was primarily the result of a 79% increase in pagers in service to 404,713 at March 31, 1995 from 225,477 at March 31, 1994. The increase in pagers in service was primarily the result of the acquisitions of Radio Call, ChiComm and High Tech in 1994 and the acquisition of Signet during the first quarter of 1995. In 1994 and 1995, most of the Company's growth in pagers in service has been from acquisitions. Internal growth accounted for 18,519 net new pagers in service during the quarter ended March 31, 1995, representing an annual growth rate of approximately 21%.

   ARPU was $8.38 for the month of March 1995 compared to $9.64 for the month of March 1994. This decrease was due to the Company's continued acquisitions of commercial paging businesses, which traditionally have lower ARPU than healthcare operations since most commercial pagers are COAM and do not generate leasing fees. The Company believes that ARPU will continue to decrease, although at a slower rate, as the Company continues to become more involved in the commercial paging business and expands its reseller operations, which tend to generate lower revenues per subscriber.

   PRODUCT SALES LESS COST OF PRODUCTS SOLD were $78,000 for the quarter ended March 31, 1995, compared to $90,000 for the comparable period in 1994. Historically, the Company has primarily leased equipment to customers rather than selling it, whereas the industry trend is towards increased COAM pagers. In certain of the Company's markets, pagers are being sold at a slight discount to cost in order to gain market share. As the Company's commercial operations continue to grow, management anticipates that product sales will increase but that margins on these sales will be lower than have been achieved prior to 1995 in the healthcare industry. Management also anticipates that the Company's margins may vary from market to market due to competition and other factors.

   RECLASSIFICATION OF COSTS. During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. To reflect this restructuring financially, certain costs that were classified as cost of pager lease and access fees and sales and marketing expenses in 1994 were reclassified to be general and administrative expenses in 1995. In the aggregate, costs of pager lease and access fees, sales and marketing expenses and general and administrative expenses increased by 100% for the quarter ended March 31, 1995, compared to the same period last year as a result of the Company's internal growth and acquisitions. However, these costs did not change significantly as a percentage of net revenues. In total, these costs were $6.6 million (71% of paging systems' net revenues) for the three months ended March 31, 1995, compared to $3.4 million (70% of paging systems' net revenues) for the comparable period in 1994.

   PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of pager lease and access fees) was $7.0 million (76% of paging systems' net revenues) for the three months ended March 31, 1995, compared to $3.6 million (74% of paging systems' net revenues) for the comparable period in 1994. The increase in gross margin as a percentage of paging systems' net revenues was due to the reclassification of approximately $700,000 in cost of pager lease and access fees to general and administrative expenses in the first quarter of 1995 as described above. The Company currently anticipates that these margins will not change significantly in the future as cost efficiencies and integration savings are achieved through acquisitions. The cost of pager lease and access fees increased to $2.2 million for the three months ended March 31, 1995, compared to $1.2 million for the comparable period of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

   PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $1.6 million (17% of paging systems' net revenues) for the three months ended March 31, 1995, compared to $1.2 million (25% of paging systems' net revenues) for the comparable period of the prior year. The decrease as a percentage of paging systems' net revenues was due to the reclassification of approximately $800,000 of such expenses to general and administrative expenses in the first quarter of 1995 as described above. These expenses are not expected to change significantly in the future as a percentage of paging systems' net revenues.

   PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $2.8 million (30% of paging systems' net revenues) for the quarter ended March 31, 1995, compared to $925,000 (19% of paging systems' net revenues) for the comparable period in 1994. The increase as a percentage of paging systems' net revenues was due to the reclassification of $1.5 million in operating, sales and marketing expenses to general and administrative expenses in the first quarter of 1995, plus the cost of additional management hired in the fourth quarter of 1994 and the first quarter of 1995, offset by savings resulting from consolidating paging operations into the Company's SuperCenters. These expenses as a percentage of net revenues are expected to decrease over time as a result of general and administrative expenses being amortized across a larger subscriber base as well as savings resulting from the consolidation of acquisitions.

   PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of paging systems' recurring revenues since product sales do not require any capital investment. Paging systems' depreciation and amortization expenses for the three months ended March 31, 1995 were $2.3 million, a 106% increase from $1.1 million for the comparable period in 1994. These expenses were 25% of paging systems' recurring revenues for the three months ended March 31, 1995, compared to 24% for the comparable period in 1994. The increase was primarily due to the amortization of intangibles arising from the acquisitions of Contact, Radio Call, ChiComm, High Tech and Signet. The Company believes that depreciation and amortization expenses as a percentage of paging systems' recurring revenues may increase in the short term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

   EBITDA for paging systems' operations was $2.7 million (29% of paging systems' net revenues) for the three months ended March 31, 1995, compared to $1.4 million (30% of paging systems' net revenues) for the three months ended March 31, 1994. Consolidation savings in general and administrative expenses were offset by lower margins on product sales by Contact, Radio Call, ChiComm, High Tech and Signet, which sell pagers at a lower margin or at a slight discount to cost compared to the Company's healthcare communications operations. The Company believes EBITDA margins may decrease in the short term due to increased commercial paging activity as a result of internal growth and future acquisitions of commercial paging operations, but will thereafter increase over time as the Company integrates the acquired operations and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 1994 AND 1995

   Security systems' net revenues and gross margin consisted of the following:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                              1994        1995
                                             ------      ------
                                               (in thousands)
   Revenues
     Security systems' equipment fees......  $1,235      $1,301
     Other security systems' income........      53         111
                                             ------      ------
   Total revenues..........................   1,288       1,412
   Cost of other security systems..........     (12)        (59)
                                             ------      ------
   Net revenues............................   1,276       1,353
   Cost of security systems' equipment
    services...............................    (334)       (246)
                                             ------      ------
   Gross margin............................  $  942      $1,107
                                             ======      ======

   SECURITY SYSTEMS' EQUIPMENT FEES increased 5% to $1.3 million for the three months ended March 31, 1995, from $1.2 million for the comparable period in 1994. The increase was due to the installation of two new systems since March 31, 1994, as well as expansion of and additional penetration in existing markets. The number of TracPacs in service increased 3% to 27,106 at March
31, 1995, from 26,374 at March 31, 1994.

   OTHER SECURITY SYSTEMS' INCOME LESS COST OF OTHER SECURITY SYSTEMS was $52,000 for the three months ended March 31, 1995, compared to $41,000 for the comparable period in 1994. Such income fluctuates depending on the type and volume of equipment sold. The Company does not anticipate significantly increasing this area of security systems' operations.

   SECURITY SYSTEMS' GROSS MARGIN was $1.1 million (82% of security systems' net revenues) for the three months ended March 31, 1995, compared to $942,000 (74% of security systems' net revenues) for the comparable period in 1994. In the first quarter of 1995, the Company expanded two existing systems and therefore incurred lower period costs in relation to its regularly scheduled maintenance on its existing systems than it did in the first quarter of 1994. The Company anticipates that these margins will increase slightly in the near future as more subscribers are added to existing systems and as systems are installed in new or existing markets.

   SECURITY SYSTEMS' SALES AND MARKETING EXPENSES were $71,000 (5% of security systems' net revenues) for the three months ended March 31, 1995, compared to $66,000 (5% of security systems' net revenues) for the comparable period in 1994. The Company currently anticipates hiring additional management in the near future to accelerate the growth of security systems' net revenues. Therefore, these expenses should grow at or slightly above the rate of growth in the related security systems' net revenues and should increase slightly as a percentage of these revenues.

   SECURITY SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $189,000 (14% of security systems' net revenues) for the three months ended March 31, 1995, compared to $221,000 (17% of security systems' net revenues) for the comparable period in 1994. This decrease in general and administrative expenses was the result of the decreased burden of corporate overhead as a result of the Company's expanded paging operations. Because overhead is allocated based on total revenues, the Company currently believes that security systems' general and administrative expenses will decrease as continued acquisitions of paging operations cause a greater percentage of general and administrative expenses to be allocated to paging systems' operations rather than security systems' operations.

   SECURITY SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of recurring revenues since product sales do not require any capital investment. Depreciation and amortization expenses for security systems' operations were $416,000 for the quarter ended March 31, 1995 (32% of security systems' recurring revenues), compared to $367,000 (30% of security systems' recurring revenues) for the comparable period in 1994. These increases were a result of the capital investment necessary to support the expansion into new markets as well as growth within existing markets. The Company believes that this trend in depreciation and amortization should continue due to the relationship of capital investment to recurring revenue.

   EBITDA for the security systems' operations was $847,000 (63% of security systems' net revenues) for the three months ended March 31, 1995, compared to $657,000 (51% of security systems' net revenues) for the same period in 1994. This increase was due to lower period costs in relation to regularly scheduled maintenance on existing systems as a result of increased system installations and decreases in general and administrative expenses as a result of these costs being expensed across a larger combined subscriber base.

OTHER INCOME (EXPENSE)

   Other income (expense) includes interest income generated from short-term investments and interest expense incurred under the New Credit Facility. The period-to-period fluctuation in interest expense has resulted primarily from changes in the outstanding amounts under the New Credit Facility. Interest expense increased in 1994 as a result of the increased borrowings to fund acquisitions made during the year.

FEDERAL INCOME TAXES

   The Company made approximately $4,000 of estimated U.S. Federal and state tax payments for 1995 during the first three months of 1995. At December 31, 1994, the Company had net operating loss carryforwards of $3.3 million for income tax purposes that expire in years 2004 through 2007. For the year ended December 31, 1994, the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes and the amortization of goodwill related to the acquisition of stock of Contact, which is not deductible for tax purposes. The Company anticipates that in the future the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's financial statements will continue to be state income taxes and the amortization of goodwill related to stock acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   During 1992, 1993 and 1994, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $6.7 million in 1992, $7.1 million in 1993 and $9.8 million in 1994. The acquisitions of Contact, Radio Call, ChiComm and High Tech in 1994 and Signet in 1995 were financed under the New Credit Facility. The Company anticipates that its ongoing capital needs, including the pending acquisitions, will be funded with the proceeds of its 1994 common stock offering, borrowings under the New Credit Facility and net cash generated by operations.

CAPITAL EXPENDITURES

   As of March 31, 1995, the Company had invested $40.2 million in system equipment and pagers for its 12 major metropolitan markets and $10.8 million in system equipment and TracPacs for its 26 security systems.

   Capital expenditures for paging systems' equipment and pagers (excluding assets acquired pursuant to the completed acquisitions) were $4.0 million in each of 1992 and 1993, $5.0 million in 1994 and $1.2 million for the three months ended March 31, 1995. Capital expenditures for security systems' equipment and TracPacs were $1.5 million in each of 1992 and 1993, $763,000 for 1994 and $300,000 for the three months ended March 31, 1995.

   At March 31, 1995, the Company had invested $3.8 million, primarily in pager inventories, compared to $4.6 million at December 31, 1994. The decrease was due to better inventory management as the SuperCenters generated operating efficiencies. Inventory balances are expected to remain at higher levels than in prior years as a result of increased subscriber growth.

   Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1995 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at March 31, 1995, the Company anticipates capital expenditures for the remainder of 1995 to be approximately $13.2 million for the purchase of pagers and system equipment for its current paging systems' operations and approximately $1.9 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

ACQUISITIONS

   In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. Also during 1994, the Company signed agreements to acquire the paging assets of All City for $6.6 million, Signet for $9.0 million (which acquisition was completed in March 1995) and Carrier for $6.5 million (which acquisition was completed in April 1995) and all of the outstanding capital stock of Metropolitan for $21.0 million (which acquisition was completed in May 1995). The seven completed acquisitions were funded primarily by borrowings under the New Credit Facility. In 1995, the Company signed letters of intent to purchase the paging assets of Americom for approximately $18.0 million and Lewis, Gold Coast, MetroTones and Denton for approximately $9.5 million, collectively. These pending acquisitions are expected to close in 1995 and will be funded by borrowings under the New Credit Facility. The pending acquisitions are subject to various conditions, including FCC, regulatory and other third party approvals and the execution of definitive agreements.

   The Company has deferred payments outstanding related to the ChiComm, High Tech, Signet and Carrier acquisitions of $950,000, $200,000, $4.2 million and $3.0 million, respectively, which are due and payable one year from the closing of the respective transactions. These balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on market value at the date of payment. With regard to Contact, Radio Call and Metropolitan, the purchase price was paid in full at closing.

FORMER AND NEW CREDIT FACILITIES

   The Former Credit Facility was amended and restated in February 1995 to increase the amount of available credit from $52 million to $125 million (the "New Credit Facility"). The New Credit Facility is a revolving line of credit which, in February 1997, will convert to a five and one half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75% over five and one half years.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS.

10.1   -  Agreement dated August 18, 1982, between the Registrant and Coordinated Hospital and Institutional Paging,
          Inc.  (2)
10.2   -  Agreement dated January 11, 1983, between the Registrant and Hospital Council of the National Capitol Area,
          Inc.  (2)
10.3   -  Form of Investor Agreement dated as of June 18, 1984, between the Registrant and certain holders of the
          Registrant's stock.  (1)
10.4   -  Form of Investor Agreement dated as of December 23, 1985, between the Registrant and certain holders of the
          Registrant's stock.  (1)
10.5   -  Form of Indemnification Agreement between the Registrant and certain of the Registrant's Directors.  (2)
10.6   -  Deferred Compensation Plan of the Registrant.  (3)
10.7   -  1987 Stock Option Plan of the Registrant.  (4)
10.8   -  Agreement dated June 15, 1988, between the Registrant and Texas Instruments Incorporated for the acquisition of assets including the use of patents, technology and software related to ProNet Tracking Systems.  (6)
10.9   -  Office/Showroom/Warehouse Lease Agreement dated January 2, 1990, between the Registrant and Dal-Mac
          Westridge I, Ltd., as amended.  (8)
10.10  -  Nonqualified Stock Option Agreement of the Registrant dated May 22, 1991.  (9)
10.11  -  Non-Employee Director Stock Option Plan of the Registrant.  (9)
10.12  -  Stock Purchase Agreement dated September 24, 1993, by and between the Registrant and Contact
          Communications, Inc.  (10)
10.13  -  Amendment Letter No. One to Stock Purchase Agreement dated October 20, 1993, by and between the Registrant and Contact Communications, Inc.  (10)
10.14  -  Amendment Letter No. Two to Stock Purchase Agreement dated January 4, 1994, by and between the Registrant and Contact Communications, Inc.  (10)
10.15  -  Amendment Letter No. Three to Stock Purchase Agreement dated March 1, 1994, by and between the Registrant and Contact Communications, Inc.  (10)
10.16  -  Asset Purchase Agreement dated March 22, 1994, by and among the Registrant, Radio Call Company, Inc., a
          New York corporation, MRN Communications, Inc., a New York corporation, Radio Call Co. of N.J., Inc., a
          New Jersey corporation, and Marvin R. Neuwirth.  (11)
10.17  -  1994 Employee Stock Purchase Plan of the Registrant.  (12)
10.18  -  Asset Purchase Agreement dated May 5, 1994, by and among the Registrant, Chicago Communication Service,
          Inc., an Illinois corporation, Gerald C. Bear, Gerald C Bear, Trustee of the Lewis Bear Trust, Leo Magiera and
          Gerald Manikowski.  (11)
10.19  -  Employment Agreement dated May 18, 1994, by and between the Registrant and Jackie R. Kimzey.  (13)
10.20  -  Employment Agreement dated May 18, 1994, by and between the Registrant and David J. Vucina.  (13)
10.21  -  Change in Control Agreement dated May 18, 1994, by and between the Registrant and Bo Bernard.  (13)
10.22  -  Change in Control Agreement dated May 18, 1994, by and between the Registrant and Jan E. Gaulding.  (13)
10.23  -  Change in Control Agreement dated May 18, 1994, by and between the Registrant and Jeffery Owens.  (13)
10.24  -  Asset Purchase Agreement dated June 30, 1994, by and among the Registrant, All City Communication
          Company, Inc., Robert J. von Bereghy, Maurice S. Meyers, Martin T. Franke, Virginia Franke, Personal
          Representative of the Estate of Martin K. Franke, and Cove Communications of Wisconsin, Inc.  (13)
10.25  -  Amendment Agreement dated July 29, 1994, by and among the Registrant, Radio Call Company, Inc., a New
          York corporation, MRN Communications, Inc., a New York corporation, Radio Call Co. of N.J., Inc., a New
          Jersey corporation, and Marvin R. Neuwirth.  (11)
10.26  -  Amendment Agreement dated August 1, 1994, by and among the Registrant, All City Communication Company,
          Inc., Robert J. von Bereghy, Maurice S. Meyers, Martin T. Franke, Virginia Franke, Personal Representative of
          the Estate of Martin K. Franke, and Cove Communications of Wisconsin, Inc.  (13)

10.27  -  Asset Purchase Agreement dated October 6, 1994, by and among Registrant, High Tech Communications Corp.
          of Illinois, High Tech Communications Corp. of Texas, High Tech Communications Corp. and Infopage Inc.
          (14)
10.28  -  Form of PS-58 Split Dollar Agreement between the Registrant and each of its executive officers.  (14)
10.29  -  Asset Purchase Agreement dated December 5, 1994, among Carrier Paging Systems, Inc., Carrier
          Communications Corp., Rick Kaminer, Harry Lowenthal and Contact Communications Inc.  (15)
10.30  -  Asset Purchase Agreement dated November 30, 1994, among Signet Paging of Charlotte, Inc., Eileen L. Knight,
          John R. Knight, Sr., John R. Knight, Jr. and Contact Communications Inc.  (15)
10.31  -  Change in Control Agreement dated January 17, 1995, by and between the Registrant and Mark A. Solls. (16)
10.32  -  Letter Agreement dated February 7, 1995, regarding the acquisition of substantially all of the paging assets of
          Americom Paging Corporation, by and among Gregory W. Hadley, Mo Shebaclo, American 900 Paging, Inc. dba Americom
          Paging Corporation and Contact Communications Inc. (16)
10.33  -  Amended and restated Credit Agreement dated February 9, 1995, by and among the Registrant, The First
          National Bank of Chicago, as Agent, and the Lenders party thereto. (16)
10.34  -  Rights Agreement, dated as of April 5, 1995, between the Company and the Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C.
          (17)
10.35  -  Letter Agreement dated March 31, 1995, regarding the acquisition of substantially all of the paging assets of
          Lewis Paging, Inc., by and among Terry Lewis, Lewis Paging, Inc. and Contact Communications Inc. (18)
10.36  -  Stock Purchase Agreement dated April 20, 1995, by and between the Registrant, Contact Communications Inc.,
          Metropolitan Houston Paging Services, Inc., SLT Communications, Inc., Lufkin-Conroe Telecommunications Corp.
          and GTE Southwest Incorporated. (18)

  (b)  REPORTS ON FORM 8-K.  On March 13, 1995,  the Company filed a Current Report on Form 8-K relating to the acquisition of Signet.

(1)  Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed with the
     Commission on June 10, 1987, and incorporated herein by reference.
(2)  Filed as an Exhibit to Amendment No. 1 to the Company's  Registration Statement on Form S-1 (File No. 33-
     14956) filed with the Commission on July 10, 1987, and incorporated herein by reference.
(3)  Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-
     14956) filed with the Commission on July 15, 1987, and incorporated herein by reference.
(4)  Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 33-
     14956) filed with the Commission on July 29, 1987, and incorporated herein by reference.
(5)  Filed as an Exhibit to the Company's Current Report on Form 8-K, dated September 8, 1987, and incorporated herein by reference.
(6)  Filed as an Exhibit to the Company's Current Report on Form 8-K, dated July 21, 1988, and incorporated herein by reference.
(7)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
(8)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
(9)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
(10) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference.
(11) Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 5, 1994, and incorporated herein by reference.
(12) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission on April 26, 1994, and incorporated herein by reference.
(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Registration Statement on Form S-2 (File No. 33-85696) filed with the
     Commission on October 28, 1994, and incorporated herein by reference.
(15) Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-2 (File No. 33-
     85696) filed with the Commission on December 14, 1994, and incorporated herein by reference.
(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(17) Filed as an Exhibit to the Company's Current Report on Form 8-K, filed with the Commission on April 19, 1995, and incorporated herein by reference.
(18) Filed herewith.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRONET INC.
                                     (Registrant)

DATE: May 12, 1995           By:     /s/  JAN E. GAULDING
                                -------------------------
                                          Jan E. Gaulding
                                          SENIOR VICE PRESIDENT, TREASURER
                                          AND CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

                               EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION                                                                            NUMBER
- ------    -----------                                                                            ------

10.1  -   Agreement dated August 18, 1982, between the Registrant and Coordinated Hospital and
          Institutional Paging, Inc.  (2)
10.2  -   Agreement dated January 11, 1983, between the Registrant and Hospital Council of the National
          Capitol Area, Inc.  (2)
10.3  -   Form of Investor Agreement dated as of June 18, 1984, between the Registrant and certain holders of the Registrant's stock.  (1)
10.4  -   Form of Investor Agreement dated as of December 23, 1985, between the Registrant and certain holders of the Registrant's stock.  (1)
10.5  -   Form of Indemnification Agreement between the Registrant and certain of the Registrant's
          Directors.  (2)
10.6  -   Deferred Compensation Plan of the Registrant.  (3)
10.7  -   1987 Stock Option Plan of the Registrant.  (4)
10.8  -   Agreement dated June 15, 1988, between the Registrant and Texas Instruments Incorporated for
          the acquisition of assets including the use of patents, technology and software related to ProNet
          Tracking Systems.  (6)
10.9  -   Office/Showroom/Warehouse Lease Agreement dated January 2, 1990, between the Registrant and Dal-Mac Westridge I, Ltd., as amended.  (8)
10.10  -  Nonqualified Stock Option Agreement of the Registrant dated May 22, 1991.  (9)
10.11  -  Non-Employee Director Stock Option Plan of the Registrant.  (9)
10.12  -  Stock Purchase Agreement dated September 24, 1993, by and between the Registrant and
          Contact Communications, Inc.  (10)
10.13  -  Amendment Letter No. One to Stock Purchase Agreement dated October 20, 1993, by and between the Registrant and Contact Communications, Inc.  (10)
10.14  -  Amendment Letter No. Two to Stock Purchase Agreement dated January 4, 1994, by and between the Registrant and Contact Communications, Inc.  (10)
10.15  -  Amendment Letter No. Three to Stock Purchase Agreement dated March 1, 1994, by and between the Registrant and Contact Communications, Inc.  (10)
10.16  -  Asset Purchase Agreement dated March 22, 1994, by and among the Registrant, Radio Call
          Company, Inc., a New York corporation, MRN Communications, Inc., a New York corporation,
          Radio Call Co. of N.J., Inc., a New Jersey corporation, and Marvin R. Neuwirth.  (11)
10.17  -  1994 Employee Stock Purchase Plan of the Registrant.  (12)
10.18  -  Asset Purchase Agreement dated May 5, 1994, by and among the Registrant, Chicago
          Communication Service, Inc., an Illinois corporation, Gerald C. Bear, Gerald C Bear, Trustee of the Lewis Bear Trust, Leo Magiera and Gerald Manikowski.  (11)
10.19  -  Employment Agreement dated May 18, 1994, by and between the Registrant and Jackie R.
          Kimzey.  (13)
10.20  -  Employment Agreement dated May 18, 1994, by and between the Registrant and David J.
          Vucina.  (13)
10.21  -  Change in Control Agreement dated May 18, 1994, by and between the Registrant and Bo
          Bernard.  (13)
10.22  -  Change in Control Agreement dated May 18, 1994, by and between the Registrant and Jan E.
          Gaulding.  (13)
10.23  -  Change in Control Agreement dated May 18, 1994, by and between the Registrant and Jeffery
          Owens.  (13)
10.24  -  Asset Purchase Agreement dated June 30, 1994, by and among the Registrant, All City
          Communication Company, Inc., Robert J. von Bereghy, Maurice S. Meyers, Martin T. Franke,

          Virginia Franke, Personal Representative of the Estate of Martin K. Franke, and Cove
          Communications of Wisconsin, Inc.  (13)
10.25  -  Amendment Agreement dated July 29, 1994, by and among the Registrant, Radio Call Company,
          Inc., a New York corporation, MRN Communications, Inc., a New York corporation, Radio Call
          Co. of N.J., Inc., a New Jersey corporation, and Marvin R. Neuwirth.  (11)
10.26  -  Amendment Agreement dated August 1, 1994, by and among the Registrant, All City
          Communication Company, Inc., Robert J. von Bereghy, Maurice S. Meyers, Martin T. Franke,
          Virginia Franke, Personal Representative of the Estate of Martin K. Franke, and Cove
          Communications of Wisconsin, Inc.  (13)
10.27  -  Asset Purchase Agreement dated October 6, 1994, by and among Registrant, High Tech
          Communications Corp. of Illinois, High Tech Communications Corp. of Texas, High Tech
          Communications Corp. and Infopage Inc.  (14)
10.28  -  Form of PS-58 Split Dollar Agreement between the Registrant and each of its executive officers.
          (14)
10.29  -  Asset Purchase Agreement dated December 5, 1994, among Carrier Paging Systems, Inc.,
          Carrier Communications Corp., Rick Kaminer, Harry Lowenthal and Contact Communications
          Inc.  (15)
10.30  -  Asset Purchase Agreement dated November 30, 1994, among Signet Paging of Charlotte, Inc.,
          Eileen L. Knight, John R. Knight, Sr., John R. Knight, Jr. and Contact Communications Inc.
          (15)
10.31  -  Change in Control Agreement dated January 17, 1995, by and between the Registrant and Mark
          A. Solls. (16)
10.32  -  Letter Agreement dated February 7, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among Gregory W. Hadley, Mo Shebaclo,
          American 900 Paging, Inc. dba Americom Paging Corporation and Contact Communications Inc. (16)
10.33  -  Amended and restated Credit Agreement dated February 9, 1995, by and among the Registrant,
          The First National Bank of Chicago, as Agent, and the Lenders party thereto. (16)
10.34  -  Rights Agreement, dated as of April 5, 1995, between the Company and the Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of
          Series A Junior Participating preferred Stock as Exhibit A, the form of Right Certificate as
          Exhibit B and the form of the Summary of Rights as Exhibit C. (17)
10.35  -  Letter Agreement dated March 31, 1995, regarding the acquisition of substantially all of the paging assets of Lewis Paging, Inc., by and among Terry Lewis, Lewis Paging, Inc. and Contact
          Communications Inc. (18)
10.36  -  Stock Purchase Agreement dated April 20, 1995, by and between the Registrant, Contact
          Communications Inc., Metropolitan Houston Paging Services, Inc., SLT Communications, Inc.,
          Lufkin-Conroe Telecommunications Corp. and GTE Southwest Incorporated. (18)

(1)  Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed with the
     Commission on June 10, 1987, and incorporated herein by reference.
(2)  Filed as an Exhibit to Amendment No. 1 to the Company's  Registration Statement on Form S-1 (File No. 33-
     14956) filed with the Commission on July 10, 1987, and incorporated herein by reference.
(3)  Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-
     14956) filed with the Commission on July 15, 1987, and incorporated herein by reference.
(4)  Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 33-
     14956) filed with the Commission on July 29, 1987, and incorporated herein by reference.
(5)  Filed as an Exhibit to the Company's Current Report on Form 8-K, dated September 8, 1987, and incorporated herein by reference.
(6)  Filed as an Exhibit to the Company's Current Report on Form 8-K, dated July 21, 1988, and incorporated herein by reference.
(7)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
(8)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
(9)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
(10) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference.
(11) Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 5, 1994, and incorporated herein by reference.
(12) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission on April 26, 1994, and incorporated herein by reference.
(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference.
(14) Filed as an Exhibit to the Company's Registration Statement on Form S-2 (File No. 33-85696) filed with the
     Commission on October 28, 1994, and incorporated herein by reference.
(15) Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-2 (File No. 33-
     85696) filed with the Commission on December 14, 1994, and incorporated herein by reference.
(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(17) Filed as an Exhibit to the Company's Current Report on Form 8-K, filed with the Commission on April 19, 1995, and incorporated herein by reference.
(18) Filed herewith.

