Form 10-K405/A
period 1994-12-31
PRONET INC /DE/
filed 1995-07-07
CIK 815553

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-K/A-2
                        ---------------------------

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

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

     The Company hereby amends and restates the table and footnotes under the caption "Option Grants in Last Fiscal Year" on page 7 of the Company's Proxy Statement dated April 25, 1995 (which is incorporated by reference into Item 11 of the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1994) to read as follows:


"OPTION GRANTS IN LAST FISCAL YEAR
     The following table summarizes options to acquire shares of Common Stock granted to the Named Executives during 1994.

                                       INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                          ------------------------------------------------------     VALUE AT ASSUMED
                            NUMBER OF      % OF TOTAL                              ANNUAL RATES OF STOCK
                           SECURITIES        OPTIONS                                PRICE APPRECIATION
                           UNDERLYING      GRANTED TO     EXERCISE                  FOR OPTION TERM(2)
                             OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION  -----------------------
NAME                      GRANTED(#)(1)    FISCAL YEAR    ($/SHARE)      DATE         5%          10%
- ----                      -------------   ------------    ---------   ----------  ---------    ----------
Jackie R. Kimzey . . . .     20,000           5.10%        $11.00     02/28/2004   $138,400    $  350,600
                             50,000          12.66          13.50     12/06/2004    424,500     1,076,000
David J. Vucina. . . . .     20,000           5.10          11.00     02/28/2004    138,400       350,600
                             50,000          12.66          13.50     12/06/2004    424,500     1,076,000
Bo Bernard . . . . . . .     15,000           3.80          11.00     02/28/2004    103,800       262,950
                             15,000           3.80          13.50     12/06/2004    127,350       322,800
Jan E. Gaulding. . . . .     15,000           3.80          11.00     02/28/2004    103,800       262,950
                             35,000           8.86          13.50     12/06/2004    297,150       753,200
Jeffery A. Owens . . . .     15,000           3.80          11.00     02/28/2004    103,800       262,950
                             20,000           5.10          13.50     12/06/2004    169,800       430,400

- ------------------------
(1) All options were granted pursuant to the 1987 Incentive Stock Option Plan. The exercise price represents the fair market value of the Company's Common Stock on the date of grant. The options have a term of ten years and vest in 20% cumulative annual increments over that period beginning with the first anniversary date of the grant, or if earlier, 100% upon a change in control of the Company.
(2) The potential realizable value portion of the table illustrates the values that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation to the Company's Common Stock over the term of the options. The prices of Common Stock at the end of the ten-year term of the options would be $17.92 and $21.99, respectively, assuming 5% annual appreciation and would be $28.53 and $35.02, respectively, assuming 10% annual appreciation. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock and overall market conditions. There can be no assurances that the potential values set forth in this table reflect the actual values that may be obtained by any of the Named Executives."

                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         PRONET INC.
                                         (Registrant)



 Date:  July 7, 1995                    /s/ Jan E. Gaulding
                                        -----------------------------------
                                        Jan E. Gaulding
                                        Senior Vice President and
                                          Chief Financial Officer