Form 10-Q
period 1995-06-30
PRONET INC /DE/
filed 1995-08-14
CIK 815553

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                              __________________

(Mark One)

  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                                         OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________  to  ___________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995; 6,198,881.


===============================================================================

                                 PRONET INC.

                                    INDEX



PART I.  FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets at June 30, 1995 and
                   December 31, 1994 ....................................   1

                  Consolidated Statements of Operations for the Three and
                   Six Months Ended June 30, 1995 and 1994 ..............   2

                  Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1995 and 1994 .........................   3

                  Notes to Consolidated Financial Statements ............   4


         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations .....   9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .....................................  16

         Item 4.  Submission of Matters to a Vote of Security Holders ...  16

         Item 6.  Exhibits and Reports on Form 8-K ......................  17


         SIGNATURES .....................................................  19


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PRONET INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS)

                               ASSETS

                                                               JUNE 30,   DECEMBER 31,
                                                                 1995        1994
                                                               --------   ------------
CURRENT ASSETS
  Cash and cash equivalents..................................  $ 48,725    $    666
  Trade accounts receivable, net of allowance for
    doubtful accounts........................................     4,813       5,055
  Inventories - Note A.......................................     4,148       4,614
  Other current assets - Note A..............................     2,562       2,528
                                                               --------    --------
                                                                 60,248      12,863
EQUIPMENT
  Pagers.....................................................    26,926      23,669
  Communications equipment...................................    19,877      14,561
  Security systems equipment.................................    11,186      10,517
  Office and other equipment.................................     5,388       3,210
                                                               --------    --------
                                                                 63,377      51,957
  Less allowance for depreciation............................   (28,762)    (25,441)
                                                               --------    --------
                                                                 34,615      26,516
GOODWILL AND OTHER ASSETS, net of amortization - Note A......    73,646      33,894
                                                               --------    --------
                                                               $168,509    $ 73,273
                                                               ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payables.............................................  $  3,213     $ 4,759
  Other accrued expenses and liabilities - Note A............     7,238       7,829
                                                               --------     -------
                                                                 10,451      12,588
LONG-TERM DEBT, less current maturities - Note B.............   108,002      10,450
STOCKHOLDERS' EQUITY - Note A
  Common stock...............................................        66          65
  Additional capital.........................................    49,729      49,574
  Retained earnings..........................................     1,691       2,026
  Less treasury stock at cost................................    (1,430)    (1,430)
                                                               --------     -------
                                                                 50,056      50,235
                                                               --------     -------
                                                               $168,509     $73,273
                                                               ========     =======

              See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                 JUNE 30,
                                  ------------------       -----------------
                                   1995       1994         1995         1994
                                   ----       ----         ----         ----
REVENUES - Note A
  Recurring revenues..........   $13,404     $ 7,499      $23,892      $13,461
  Product sales...............     2,473       1,330        4,669        1,931
                                 -------     -------      -------      -------
  Total revenues..............    15,877       8,829       28,561       15,392
  Cost of products sold.......    (2,529)     (1,385)      (4,595)      (1,855)
                                 -------     -------      -------      -------
  Net revenues................    13,348       7,444       23,966       13,537
COST OF SERVICES
  Pager lease and access
   services...................     3,134       1,710        5,355        2,960
  Security systems equipment
   services...................       294         284          539          617
                                 -------     -------      -------      -------
                                   3,428       1,994        5,894        3,577
                                 -------     -------      -------      -------
GROSS MARGIN..................     9,920       5,450       18,072        9,960

EXPENSES
  Sales and marketing.........     1,771       1,532        3,412        2,802
  General and administrative..     3,803       1,149        6,800        2,294
  Depreciation and
   amortization...............     3,716       1,942        6,461        3,438
                                 -------     -------      -------      -------
                                   9,290       4,623       16,673        8,534
                                 -------     -------      -------      -------
  OPERATING INCOME............       630         827        1,399        1,426
OTHER INCOME (EXPENSE)
  Interest and other income...        82          19          123           24
  Interest expense............    (1,508)       (345)      (1,894)        (517)
                                 -------     -------      -------      -------
                                  (1,426)       (326)      (1,771)        (493)
                                 -------     -------      -------      -------
  INCOME (LOSS) BEFORE INCOME
   TAXES......................      (796)        501         (372)         933
Income tax expense
 (benefit) - Note D...........      (396)        243          (37)         478
                                 -------     -------      -------      -------
  NET INCOME (LOSS)...........   $  (400)    $   258      $  (335)     $   455
                                 -------     -------      -------      -------
                                 -------     -------      -------      -------
NET INCOME (LOSS) PER SHARE...   $ (0.06)    $  0.06      $ (0.05)     $  0.11
                                 -------     -------      -------      -------
                                 -------     -------      -------      -------
WEIGHTED AVERAGE SHARES.......     6,159       4,130        6,137        4,151
                                 -------     -------      -------      -------
                                 -------     -------      -------      -------



                  See notes to consolidated financial statements.

                    PRONET INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             --------------------
                                                               1995        1994
                                                             --------    --------
OPERATING ACTIVITIES:
Net income (loss).........................................   $   (335)   $    455
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization...........................      6,461       3,438
  Deferred tax provision (benefit)........................        (53)        157
  Provision for losses on accounts receivable.............        440         192
  Changes in operating assets and liabilities:
    Decrease in trade accounts receivable.................        673         706
    (Increase) decrease in inventories....................      1,227        (478)
    (Increase) decrease in other current assets...........        (39)         45
    Decrease in trade payables and other accrued
     expenses and liabilities.............................     (3,384)       (819)
                                                             --------    --------
  Net cash provided by operating activities...............      4,990       3,696
INVESTING ACTIVITIES:
  Purchase of equipment...................................     (5,200)     (1,861)
  Acquisitions, net of cash acquired......................    (35,858)    (19,111)
  Reduction in equipment..................................        328         218
  Computer system software, product enhancements
    and other intangible assets...........................       (647)       (214)
  Payments for acquisition costs and debt financing.......     (1,768)     (1,534)
  Other...................................................         39           5
                                                             --------    --------
  Net cash used in investing activities...................    (43,106)    (22,497)
FINANCING ACTIVITIES:
  Proceeds from bank debt.................................     39,900      18,500
  Proceeds from senior subordinated debt offering.........     95,583          --
  Increase (decrease) in other long-term obligations......         92         (46)
  Payment on bank debt....................................    (49,400)         --
                                                             --------    --------
  Net cash provided by financing activities...............     86,175      18,454
                                                             --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     48,059        (347)
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................................        666         530
                                                             --------    --------
  End of period...........................................   $ 48,725     $   183
                                                             ========    ========


               See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1995

NOTE A - ACCOUNTING POLICIES

  BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission on March 13, 1995.

  INVENTORIES: The Company values inventory at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following (in thousands):

                                      JUNE 30, 1995     DECEMBER 31, 1994
                                      -------------     -----------------
      Raw materials...............       $  188               $  263
      Work in process.............          224                   89
      Finished goods..............        3,736                4,262
                                         ------               ------
                                         $4,148               $4,614
                                         ------               ------
                                         ------               ------

  OTHER CURRENT ASSETS: Other current assets consist of the following (in thousands):

                                      JUNE 30, 1995     DECEMBER 31, 1994
                                      -------------     -----------------
      Security transmitter
       TracPacs...................       $1,289               $1,428
      Other current assets........        1,273                1,100
                                         ------               ------
                                         $2,562               $2,528
                                         ------               ------
                                         ------               ------

  GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                      JUNE 30, 1995     DECEMBER 31, 1994
                                      -------------     -----------------
      Goodwill...................        $64,359              $27,946
      Noncompetition agreements..          3,250                3,050
      Senior subordinated debt
       offering costs............          3,700                   --
      Other......................          8,425                6,726
                                         -------              -------
                                          79,734               37,722
      Less accumulated
       amortization..............          6,088                3,828
                                         -------              -------
                                         $73,646              $33,894
                                         -------              -------
                                         -------              -------

  OTHER ACCRUED EXPENSES AND LIABILITIES: Other accrued expenses and liabilities consist of the following (in thousands):

                                      JUNE 30, 1995     DECEMBER 31, 1994
                                      -------------     -----------------
      Accrued revenue............        $3,174               $3,530
      Customer deposits..........         2,065                2,247
      Other accrued liabilities..         1,999                2,052
                                         ------               ------
                                         $7,238               $7,829
                                         ------               ------
                                         ------               ------

  Goodwill is amortized on the straight-line method over a fifteen year term. Noncompetition agreements are amortized on the straight-line method over a five year term. Senior subordinated debt offering costs are amortized on the straight-line method over a ten year term.

  NET REVENUES:  Net revenues consist of the following (in thousands):

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                        ------------------  ----------------
                                         1995      1994      1995      1994
                                         ----      ----      ----      ----
 Recurring revenues:
   Pager lease and access fees.......   $12,092   $ 6,258   $21,278   $10,984
   Security systems equipment fees...     1,312     1,241     2,614     2,477
                                        -------   -------   -------   -------
                                         13,404     7,499    23,892    13,461
 Product sales:
   Pager and paging equipment........     2,447     1,302     4,532     1,850
   Other security systems income.....        26        28       137        81
                                        -------   -------   -------   -------
                                          2,473     1,330     4,669     1,931
                                        -------   -------   -------   -------
 Cost of products sold:
  Cost of pager and paging equipment
   sales.............................    (2,525)   (1,366)   (4,532)   (1,825)
  Cost of other security systems
   income............................        (4)      (19)      (63)      (30)
                                        -------   -------   -------   -------
                                         (2,529)   (1,385)   (4,595)   (1,855)
                                        -------   -------   -------   -------
 Net revenues........................   $13,348   $ 7,444   $23,966   $13,537
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------

  NET INCOME PER SHARE: Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents for purposes of computing weighted average shares outstanding in periods with net income.

  RECLASSIFICATION OF FINANCIAL STATEMENTS: The 1994 financial statements have been reclassified to conform to the 1995 financial statement presentation.

NOTE B - LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                             JUNE 30, 1995   DECEMBER 31, 1994
                                             -------------   -----------------
        Senior subordinated notes...........    $ 99,283          $    --
        Revolving line of credit............          --            9,500
        Deferred payments...................       8,719              950
                                                --------          -------
                                                 108,002           10,450
                                                --------          -------
        Less current maturities.............          --               --
                                                --------          -------
                                                $108,002          $10,450
                                                --------          -------
                                                --------          -------

  During the six months ended June 30, 1995, the Company paid $1,482,328 in interest compared to $301,600 for the comparable period in 1994.

CREDIT FACILITIES

  In June 1994, the Company entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender") making available a $52 million revolving line of credit (the "Former Credit Facility") for working capital purposes and for acquisitions approved by the Lender. Borrowings were secured by all assets of the Company and its subsidiaries. Under terms of the Former Credit Facility, the borrowings bore interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or the Federal Funds Rate, plus a margin of up to one percent, or (ii) the London Interbank Offer Rate ("LIBOR"), plus a margin of up to 2.25%. In addition, the Former Credit Facility required maintenance of certain specified financial and operating covenants, prohibited the payment of dividends or other distributions on the Company's common stock, par value $.01 ("Common Stock") and required the proceeds from the December 1994 common stock offering to repay indebtedness under the Former Credit Facility if such proceeds were not used to make approved acquisitions.

  The Former Credit Facility was amended and restated in February 1995 (the "New Credit Facility") increasing the amount of available credit from $52 million under the Former Credit Facility to $125 million under the New Credit Facility. This agreement was subsequently amended in June 1995. In February 1997, the revolving line of credit under the New Credit Facility will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75%. The borrowings bear interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or the Federal Funds Rate, plus a margin of up to 1.25%, or
(ii) LIBOR, plus a margin of up to 2.50%. In addition, an arrangement fee of 1.125% of the aggregate commitment was paid in February 1995 and a commitment fee is required on the revolving line of credit at .5% per annum computed on the daily unused portion of the available loan commitment. Borrowings are secured by all assets of the Company and its subsidiaries. The New Credit Facility requires maintenance of certain specified financial and operating covenants and prohibits the payment of dividends or other distributions on the Common Stock. The New Credit Facility also states that in the event of an issuance of subordinated indebtedness of the Borrower or an equity issuance (other than the common stock offering which occurred in December 1994), the Lender can request that some portion of the proceeds be used to pay down outstanding borrowings under the New Credit Facility.

  Effective June 12, 1995, the Lender requires that the interest expense on 50% of the aggregate principal amount of all outstanding indebtedness be fixed at a prevailing market rate through either or both of (a) loans or other financial accommodations bearing interest at a fixed rate or (b) an interest rate exchange or insurance agreement or agreements with one or more financial institutions. At June 30, 1995, none of the outstanding long-term debt was subject to hedging agreements.

SENIOR SUBORDINATED NOTES

  In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% Senior Subordinated Notes due 2005 (the "Notes"). Proceeds to the Company from the sale of the Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the New Credit Facility. The Company expects to use the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

  The Notes are general unsecured obligations of the Company and are subordinated to all existing and future Senior Debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the Senior Debt and senior in right of payment to the Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions.

DEFERRED PAYMENTS

  The Company has deferred payments outstanding related to the RCC Division of Chicago Communication Service, Inc. ("ChiComm"), High Tech Communications Corp. ("High Tech"), Signet Paging of Charlotte, Inc. ("Signet"), Carrier Paging Systems, Inc. ("Carrier") and All City Communications Company, Inc. ("All City") acquisitions of $950,000, $200,000, $4.2 million, $3.0 million and $350,000, respectively, which are due and payable one year from the closing of the respective transactions. These balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on market value at the date of payment.

With regard to the Company's remaining completed acquisitions, including Contact Communications, Inc. ("Contact"), Radio Call Company, Inc. ("Radio Call"), and Metropolitan Houston Paging Services, Inc. ("Metropolitan"), the purchase price was paid in full at closing.

NOTE C - ACQUISITIONS

  In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. To date in 1995, the Company has acquired the paging assets of Signet for $9.0 million, Carrier for $6.5 million and All City for $6.4 million and all the outstanding capital stock of Metropolitan for $21.0 million. The eight completed acquisitions were all accounted for as purchases and were funded primarily by borrowings under the New Credit Facility. Prior to the end of the second quarter of 1995, the Company signed letters of intent or definitive agreements to purchase the paging assets of Lewis Paging, Inc. ("Lewis"), Gold Coast Paging, Inc. ("Gold Coast"), Denton Enterprises, Inc. ("Denton") and MetroTones, Inc. ("MetroTones") for approximately $9.5 million, collectively. The pending acquisitions are expected to close in late 1995 or early 1996 and will be funded either by proceeds from the sale of the Notes or borrowings under the New Credit Facility. The pending acquisitions are subject to various conditions, including FCC, regulatory and other third-party approvals and the execution of definitive agreements.

  The pro forma unaudited results of operations for the six months ended
June 30, 1995 and 1994, (which include acquisitions closed as of June 30, 1995), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    -------------------
                                                    1995           1994
                                                    ----           ----
      Net revenues............................     $28,247        $28,549
      Net income (loss).......................        (818)        (1,230)
      Net income (loss) per common share......        (.13)          (.30)

  These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

NOTE D - INCOME TAXES

  For the three and six months ended June 30, 1995, the primary differences between the U.S. Federal statutory tax rate and the effective rate are state income taxes and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes. The difference in the effective tax rate for the six months ended June 30, 1995 and the three months ended March 31, 1995 is due to additional interest expense related to the senior subordinated notes, which were issued in June 1995.

  During the three and six months ended June 30, 1995, the Company paid approximately $149,344 and $280,315 in Federal and state income taxes, respectively, compared to $257,500 and $534,700 for the comparable periods ended June 30, 1994.

NOTE E - SUBSEQUENT EVENTS

  Effective July 1, 1995, the Company completed the acquisition of substantially all of the paging assets of Americom Paging Corporation ("Americom") for approximately $17.5 million. The transaction includes a deferred payment of $8.7 million which is due and payable one year from the closing of the transaction. The deferred payment is payable at the Company's discretion, either in cash or in shares of the Company's Common Stock based on market value at the date of payment. This acquisition was accounted for as a purchase and was funded primarily by a portion of the proceeds from the sale of the Notes.

  The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995, to register the Notes with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1993, as amended (the "Securities Act").

  On July 11, 1995, the Company announced the signing of letters of intent to acquire all of the outstanding capital stock of Apple Communications, Inc. ("Apple"), a Chicago-based paging operation with approximately 41,500 subscribers, and the paging assets of Signet Paging of Raleigh, Inc. ("Signet Raleigh"), a Raleigh, North Carolina-based paging operation with approximately 13,000 subscribers. On July 27, 1995, the Company announced the signing of a letter of intent to acquire the paging assets of Sun Paging Communications ("Sun"), a Fort Myers, Florida based paging operation with approximately 12,000 subscribers. On August 4, 1995, the Company announced the signing of a letter of intent to acquire the paging assets of Paging and Cellular of Texas ("Paging and Cellular"), a Houston-based reseller of paging services. Paging and Cellular is currently the Company's largest reseller serving more than 40,000 subscribers in Texas. On August 8, 1995, the Company announced the signing of a letter of intent to acquire the paging assets of Page One/Airtel ("Page One"), a Georgia-based paging operator with approximately 30,000 subscribers. On August 11, 1995, the Company announced the signing of a letter of intent to acquire the paging assets of Nationwide Paging, Inc. ("Nationwide"), a California-based paging operator with approximately 45,000 subscribers. These transactions are subject to the execution of definitive agreements, as well as various conditions and approvals, and are expected to close in late 1995 or 1996.

  On July 25, 1995, the Company filed a Form S-3 Registration Statement (the "1995 S-3") to register 2,000,000 shares of the Common Stock to fund the deferred payments related to the purchase prices for the Company's acquisitions. The Company is currently working with the SEC, and the 1995 S-3 has not yet been declared effective.

  On August 1, 1995, the Company issued 44,166 shares of its common stock to ChiComm for full payment of the $950,000 deferred portion of the purchase price of ChiComm.

  On August 2, 1995, the Company and its wholly-owned subsidiary, Contact Communications Inc. ("CCI") filed a lawsuit against Page East, Inc. ("Page East"), C.T. Spruill ("Spruill"), Network USA Paging Corp. ("Network USA") and A+ Communications ("A+") in the 296th Judicial District Court, Collin County, Texas. See Part II, Item 1, Legal Proceedings.

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

  In both its paging and security systems operations, the Company builds and operates communications systems and generates revenues from the sale and lease of pagers, Intelligent Processing Terminal ("IPT") systems and security devices and related access fees. The Company's revenues are derived primarily from fixed monthly, quarterly, annual and bi-annual fees charged to customers for paging and security tracking services. While a subscriber remains in service, operating results benefit from this recurring monthly revenue stream with minimal requirements for additional selling expenses or other fixed costs. However, certain variable costs such as telephone and equipment charges are directly related to the number of pagers in service.

  Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result currently has one of the lowest average monthly disconnect ("churn") rates in the paging industry - approximately 2%, compared to an industry average of approximately 2.9%. In the future, the Company expects that it will experience a higher churn rate among small businesses, individual consumers and other subscribers than it has experienced historically with its healthcare subscribers. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 0.7%.

  Currently, recurring revenues consist of two components - service fees and unit leasing fees. As the Company pursues its strategy of expanding into new markets, increasing its coverage within its existing service areas and broadening its customer base and distribution channels, the percentage of customers who own and maintain ("COAM") their paging equipment rather than leasing it from the Company is likely to increase. This, together with competitive factors, may result in declining recurring revenues per subscriber since these customers will not pay a leasing fee as part of their monthly charge. However, the Company will not incur the capital costs related to these COAM pagers. Additionally, average revenue per unit ("ARPU") for pagers served through resellers is lower than for direct sales due to the wholesale rates charged to this distribution channel. Such resellers do, however, assume all selling, marketing, subscriber management and related costs that would otherwise be incurred by the Company.

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

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

  Net revenues and gross margin for paging systems consisted of the following:

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 ------------------      ----------------
                                                   1995       1994       1995       1994
                                                   ----       ----       ----       ----
                                                   (in thousands)         (in thousands)
 Revenues
   Pager lease and access fees.................   $ 12,092   $ 6,258   $ 21,278   $ 10,984
   Product sales...............................      2,447     1,302      4,532      1,850
                                                  --------   -------   --------   --------
 Total revenues................................     14,539     7,560     25,810     12,834
 Cost of products sold.........................     (2,525)   (1,366)    (4,532)    (1,825)
                                                  --------   -------   --------   --------
 Net revenues..................................     12,014     6,194     21,278     11,009
 Cost of pager lease and access fees...........     (3,134)   (1,710)    (5,355)    (2,960)
                                                  --------   -------   --------   --------
 Gross margin..................................      8,880     4,484     15,923      8,049
 Sales and marketing expenses..................      1,701     1,472      3,271      2,675
 General and administrative expenses...........      3,628       988      6,434      1,912
 Depreciation and amortization expense.........      3,303     1,551      5,632      2,680
                                                   -------   -------   --------   --------
 Operating income..............................   $    248   $   473   $    586   $    782
                                                  --------   -------   --------   --------
                                                  --------   -------   --------   --------
 EBITDA........................................   $  3,551   $ 2,024   $  6,218   $  3,462
                                                  --------   -------   --------   --------
                                                  --------   -------   --------   --------

  PAGING SYSTEMS' NET REVENUES for the three and six months ended June 30, 1995 increased to $12.0 million and $21.3 million, respectively, compared to $6.2 million and $11.0 million for the comparable periods in 1994. Recurring pager lease and access fees increased approximately 93% and 94%, respectively, to $12.1 million and $21.3 million for the three and six months ended June 30, 1995, compared to $6.3 million and $11.0 million for the comparable periods in 1994. This increase in recurring revenue was primarily the result of a 170% increase in pagers in service to 636,701 at June 30, 1995 from 235,903 at June 30, 1994. The increase in pagers in service was primarily the result of the acquisitions of Radio Call, ChiComm, and High Tech in 1994 and the acquisition of Signet, Carrier, All City and Metropolitan during the first two quarters of 1995. In 1994 and 1995, most of the Company's growth in pagers in service has been from acquisitions. In addition, internal growth accounted for approximately 27,000 pagers in service during the quarter ended June 30, 1995, representing an annual growth rate of approximately 30%. The Company believes that this internal growth rate will increase due to continued commercial paging activity.

  ARPU was $6.79 for the month of June 1995 compared to $9.31 for the month of June 1994. This decrease was due to the Company's continued acquisition of commercial paging businesses, which traditionally have lower ARPU than healthcare operations since most commercial pagers are COAM and do not generate leasing fees. The Company believes that ARPU will continue to decrease, although at a slower rate upon completion of the Pending Acquisitions, as the Company continues to become more involved in the commercial paging business and expands its reseller operations, which tend to generate lower revenues per subscriber.

  PRODUCT SALES LESS COST OF PRODUCTS SOLD were a loss of ($78,000) and at breakeven for the three and six months ended June 30, 1995, compared to a loss of ($64,000) and a gain of $25,000 for the comparable periods ended June
30, 1994.   In certain of the Company's markets, pagers are being sold at a slight loss in order to gain market share. As the Company's commercial operations continue to grow, management anticipates that product sales will increase but that margins on these sales will be lower than have been achieved prior to 1994 in the healthcare industry. Management also anticipates that the Company's margins may vary from market to market due to competition and other factors.

  RECLASSIFICATION OF COSTS. During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. To reflect this restructuring financially, certain costs that were classified as cost of pager lease and access fees and sales and marketing expenses in 1994 were reclassified to be general and administrative expenses in 1995. In the aggregate, costs of pager lease and access fees, sales and marketing expenses and general and administrative expenses increased by 103% and 100% for the three and six months ended June 30, 1995, compared to the same periods last year as a result of the Company's internal growth and acquisitions. In total, these costs were $8.5 million (70% of paging systems' net revenues) and $15.1 million (71% of paging systems' net revenues) for the three and six months ended June 30, 1995, compared to $4.2 million (67% of paging systems' net revenues) and $7.5 million (69% of paging systems' net revenues) for the comparable periods ended June 30, 1994. The increase in these costs as a percentage of net revenues is the result of increased expenses related to the buildout of the Company's regional SuperCenters. These expenses as a percentage of net revenues should decline in the future as new acquisition companies are integrated into the existing SuperCenters.

  PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of pager lease and access fees) was $8.9 million (74% of paging systems' net revenues) and $15.9 million (75% of paging systems' net revenues) for the three and six months ended June 30, 1995, compared to $4.5 million (72% of paging systems' net revenues) and $8.0 million (73% of paging systems' net revenues) for the comparable periods ended June 30, 1994. The increase in gross margin was due to the reclassification of certain operating expenses described above. The Company believes that the margin on net revenues will decrease in the near future as an increasing number of the Company's customers elect to purchase their paging equipment resulting in a corresponding decrease in ARPU as discussed above. In addition, service operating expenses increased to $3.1 million and $5.4 million for the three and six months ended June 30, 1995, compared to $1.7 million and $3.0 million for the comparable periods ended June 30, 1994, as a result of the increased costs of servicing new customers added through both internal growth and acquisitions.

  PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $1.7 million (14% of paging systems' net revenues) and $3.3 million (15% of paging systems' net revenues) for the three and six months ended June 30, 1995, compared to $1.5 million (24% of paging systems' net revenues) and $2.7 million (24% of paging systems' net revenues) for the comparable periods of the prior year. The decrease as a percentage of paging systems' net revenues was due to the reclassification of certain operating expenses described above. These expenses are not expected to change significantly in the future as a percentage of paging systems' net revenues.

  PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $3.6 million (30% of paging systems' net revenues) and $6.4 million (30% of paging systems' net revenues) for the three and six months ended June 30, 1995, compared to $988,000 (16% of paging systems' net revenues) and $1.9 million (17% of paging systems' net revenues) for the comparable periods ended June 30, 1994. The increase as a percentage of paging systems' net revenues was due to the reclassification of certain operating expenses described above, plus the cost of additional management hired in the fourth quarter of 1994 and the first quarter of 1995, offset by savings resulting from consolidating the paging operations into the Company's SuperCenters. The Company anticipates that paging systems' general and administrative expenses will continue to grow but at a lesser rate than increases in paging systems' net revenues, as a result of general and administrative expenses being amortized across a larger subscriber base as well as savings resulting from the consolidation of acquisitions.

  PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of paging systems' recurring revenues since product sales do not require any capital investment. Paging systems' depreciation and amortization expenses as a percentage of recurring paging revenues for the three and six months ended June 30, 1995, were 27% and 26%, respectively, compared to 25% and 24%, respectively, for the comparable periods in 1994. The increase is due to the amortization of intangibles arising from acquisitions. The Company believes that this trend in depreciation and amortization expenses as a percentage of paging systems' recurring revenues will continue in the short term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

  EBITDA for the paging systems' operations was $3.6 million (30% of paging systems' net revenues) and $6.2 million (29% of paging systems' net revenues) for the three and six months ended June 30, 1995, compared to $2.0 million (33% of paging systems' net revenues) and $3.5 million (31% of paging system's net revenues) for the comparable periods in 1994. Consolidation savings in general and administrative expenses were offset by lower margins on product sales by the closed acquisitions which sell pagers at a lower margin or at a slight loss compared to the Company's healthcare communications operations. The Company believes EBITDA may decrease in the short term due to increased commercial paging activity as a result of internal growth and future acquisitions of commercial paging operations, but will thereafter increase over time as the Company integrates the acquired operations and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

  Security systems' net revenues and gross margin consisted of the following:

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                               ------------------    ----------------
                                                 1995     1994        1995     1994
                                                 ----     ----        ----     ----
                                                 (in thousands)      (in thousands)
 Revenues
   Security systems' equipment fees...........  $1,312    $1,241    $2,614    $2,477
   Other security systems' income.............      26        28       137        81
                                                ------    ------    ------    ------
 Total revenues...............................   1,338     1,269     2,751     2,558
 Cost of other security systems...............      (4)      (19)      (63)      (30)
                                                ------    ------    ------    ------
 Net revenues.................................   1,334     1,250     2,688     2,528
 Cost of security systems' equipment services.    (293)     (284)     (539)     (617)
                                                ------    ------    ------    ------
 Gross margin.................................   1,041       966     2,149     1,911
 Sales and marketing expenses.................      70        60       141       127
 General and administrative expenses..........     176       161       365       382
 Depreciation and amortization expense........     413       391       830       758
                                                ------    ------    ------    ------
 Operating income.............................  $  382    $  354    $  813    $  644
                                                ------    ------    ------    ------
                                                ------    ------    ------    ------
 EBITDA.......................................  $  795    $  745    $1,643    $1,402
                                                ------    ------    ------    ------
                                                ------    ------    ------    ------

  SECURITY SYSTEMS' EQUIPMENT FEES increased to $1.3 million and $2.6 million for the three and six months ended June 30, 1995, from $1.2 million and $2.5 million for the comparable periods in 1994. The increase was due to the installation of two new systems since June 30, 1994, as well as expansion and additional penetration in existing markets. The number of TracPacs in service increased from 26,767 at June 30, 1994 to 27,015 at June 30, 1995.

  OTHER SECURITY SYSTEMS' INCOME LESS COST OF OTHER SECURITY SYSTEMS was $22,000 and $74,000 for the three and six months ended June 30, 1995 compared to $9,000 and $51,000 for the comparable periods in 1994. Net revenues fluctuate depending on the type and volume of equipment sold. The Company does not anticipate significantly increasing this area of security systems operations.

  SECURITY SYSTEMS' GROSS MARGIN was $1.0 million (78% of security systems' net revenues) and $2.1 million (80% of security systems' net revenues) for the three and six months ended June 30, 1995, compared to $966,000 (77% of security systems' net revenues) and $1.9 million (76% of security systems' net revenues) for the comparable periods ended June 30, 1994. The increase as a percentage of net revenues is due to additional product sales in the first quarter of 1995. The Company anticipates that these margins will increase slightly above the margin for the six months ended June 30, 1994 in the near future as more subscribers are added to existing systems and as systems are installed in new or existing markets.

  SECURITY SYSTEMS' SALES AND MARKETING EXPENSES were $70,000 and $141,000 for the three and six months ended June 30, 1995 (5% of security systems' net revenues for each period), compared to $60,000 and $127,000 for the comparable periods in 1994 (5% of security systems' net revenues for each period). The Company currently anticipates hiring additional management in the near future to accelerate the growth of security systems' net revenues. Therefore, these expenses should grow at or slightly above the rate of growth in the related security systems' net revenues and therefore should increase slightly as a percentage of these revenues.

  SECURITY SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $176,000 (13% of security systems' net revenues) and $365,000 (14% of security systems' net revenues) for the three and six months ended June 30, 1995, compared to $161,000 (13% of security systems' net revenues) and $382,000 (15% of security systems' net revenues) for the comparable periods ended June 30, 1994. This decrease in general and administrative expenses was the result of the decreased burden of corporate overhead as a result of the Company's expanded paging operations. The Company currently believes that general and administrative expenses will grow at a slower rate than security systems' net revenues and therefore should represent a decreasing percent of such revenues.

  SECURITY SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of recurring revenues since product sales do not require any capital investment. Security systems' depreciation and amortization expenses as a percentage of recurring revenues for the three and six months ended June 30, 1995, were 31% and 32%, respectively, compared to 32% and 31%, respectively, for the comparable periods in 1994. These increases were a result of the capital investment necessary to support the expansion into new markets as well as growth within existing markets. The Company believes that this trend in depreciation and amortization should continue due to the relationship of capital investment to recurring revenue.

  EBITDA for the security systems' operations was $795,000 (60% of security systems' net revenues) and $1.6 million (61% of security systems' net revenues) for the three and six months ended June 30, 1995, compared to $745,000 (60% of security systems' net revenues) and $1.4 million (55% of security systems' net revenues) for the same periods in 1994. This increase was primarily due to decreases in general and administrative expenses as described above.

OTHER INCOME (EXPENSE)

  Other income (expense) includes interest income generated from short-term investments and interest expense incurred on the Company's revolving loan agreement. The period-to-period fluctuation in interest expense has resulted primarily from changes in the outstanding amounts under the Company's revolving loan agreement and its Senior Subordinated Notes. Interest expense increased in 1994 as a result of the increased borrowings to fund acquisitions made during the year. Interest expense will increase in the future as a result of interest due on the Company's Senior Subordinated Notes which were issued in June 1995.

FEDERAL INCOME TAXES

  At December 31, 1994, the Company had net operating loss carryforwards of $3.3 million for income tax purposes that expire in years 2004 through 2007. For the year ended December 31, 1994, the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes. The Company anticipates that in the future the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's financial statements will continue to be state income taxes and the amortization of goodwill related to stock acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  During 1992, 1993 and 1994, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $6.7 million in 1992, $7.1 million in 1993 and $9.8 million in 1994. The acquisitions of Contact, Radio Call, ChiComm and High Tech in 1994 and Signet Carrier, Metropolitan and All City in 1995 were financed under the New Credit Facility. The Company anticipates that its ongoing capital needs, including the Pending Acquisitions, will be funded with the proceeds of its December 1994 common stock offering, borrowings under the New Credit Facility, proceeds from the sale of its Senior Subordinated Notes and net cash generated by operations.

CAPITAL EXPENDITURES

  As of June 30, 1995, the Company had invested $46.8 million in system equipment and pagers for its 12 major metropolitan markets and $11.2 million in system equipment and TracPacs for its twenty-six security systems.

  Capital expenditures for paging systems' equipment and pagers (excluding assets acquired pursuant to the completed acquisitions) were $4.0 million in each of 1992 and 1993, $5.0 million in 1994 and $4.5 million for the six months ended June 30, 1995. Capital expenditures for security systems' equipment and TracPacs were $1.5 million in each of 1992 and 1993, $763,000 in 1994 and $672,000 for the six months ended June 30, 1995.

  At June 30, 1995, the Company had invested $4.1 million in inventories, the majority of which were pagers, compared to $4.6 million at December 31, 1994. The decrease was due to better inventory management as the SuperCenters generated operating efficiencies. Inventory balances are expected to remain at higher levels than in prior years as a result of acquisitions and increased subscriber growth.

  Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1995 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at June 30, 1995, the Company anticipates capital expenditures for the remainder of 1995 to be approximately $9.9 million for the purchase of pagers and system equipment for its current paging systems' operations and $1.5 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

RULE 144A OFFERING OF $100 MILLION OF SENIOR SUBORDINATED NOTES

  In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% Senior Subordinated Notes due 2005 (the "Notes"). Proceeds to the Company from the sale of the Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the New Credit Facility. The Company expects to use the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

  The Notes are general unsecured obligations of the Company and are subordinated to all existing and future Senior Debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the Senior Debt and senior in right of payment to the Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions.

  The Company filed the 1995 S-4 on July 7, 1995, to register the Notes with the SEC under the Securities Act.

FORMER AND NEW CREDIT FACILITIES

  The Former Credit Facility was amended and restated in February 1995 to increase the amount of available credit from $52 million to $125 million (the "New Credit Facility"). The New Credit Facility was subsequently amended in June 1995. The New Credit Facility is a revolving line of credit which, in February 1997, will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75% over five and one-half years.

  Concurrent with the Company's Rule 144A Offering, the New Credit Facility was amended by and among the Company and its Lenders to permit issuance of the Senior Subordinated Notes. The approximate $49.9 million outstanding under the New Credit Facility was repaid with the proceeds of the Rule 144A offering.

ACQUISITIONS

  In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. To date in 1995, the Company has acquired the paging assets of All City for $6.4 million, Signet for $9.0 million and Carrier for $6.5 million and all the outstanding capital stock of Metropolitan for $21.0 million. In July 1995, the Company acquired the paging assets of Americom for $17.5 million. The nine completed acquisitions were all accounted for as purchases and were funded either by borrowings under the New Credit Facility or proceeds from the sale of the Notes. Also in 1995, the Company signed letters of intent or definitive agreements to purchase the paging assets of Lewis, Gold Coast, Denton and MetroTones for approximately $9.5 million, collectively. The Company has also signed letters of intent to acquire the paging assets of Signet Raleigh, Sun, Paging and Cellular, Page One and Nationwide and all of the outstanding capital stock of Apple. The pending acquisitions are expected to close in late 1995 or early 1996 and will be funded either by proceeds from the sale of the Notes or borrowings under the New Credit Facility. The pending acquisitions are subject to various conditions, including FCC, regulatory and other third-party approvals and the execution of definitive agreements.

  The Company has deferred payments outstanding related to the ChiComm, High Tech, Signet, Carrier and All City acquisitions of $950,000, $200,000, $4.2 million, $3.0 million and $350,000, respectively, which are due and payable one year from the closing of the respective transactions. These balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. With regard to Contact, Radio Call and Metropolitan, the purchase price was paid in full at closing. In addition, the Company has an $8.7 million deferred payment related to the Americom acquisition which closed subsequent to the end of the second quarter.

  On August 1, 1995, the Company issued 44,166 shares of its common stock to ChiComm for full payment of the $950,000 deferred portion of the purchase price of ChiComm.

REGISTRATION STATEMENTS

  The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995, to register the Notes with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1993, as amended (the "Securities Act").

  On July 25, 1995, the Company filed a Form S-3 Registration Statement (the "1995 S-3") to register 2,000,000 shares of the Common Stock to fund the deferred payments related to the purchase prices for the Company's acquisitions. The Company is currently working with the SEC, and the 1995 S-3 has not yet been declared effective.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 2, 1995, the Company and its wholly-owned subsidiary, Contact Communications Inc. ("CCI") filed a lawsuit against Page East, Inc. ("Page East"), C.T. Spruill ("Spruill"), Network USA Paging Corp. ("Network USA"), and A+ Communications, Inc. ("A+") in the 296th Judicial District Court, Collin County, Texas, Cause No. 296-850-95. The lawsuit alleges that Network USA and A+, with full knowledge of the terms and conditions of the letter of intent between ProNet and CCI, as buyers, and Page East and Spruill, as sellers, maliciously interfered with existing contracts and with prospective business relationships with Page East, Spruill, and the customers of Page East. The lawsuit also alleges that Page East and Spruill breached their contractual obligations and made actionable misrepresentations and material omissions to ProNet and CCI, which constituted fraud. The lawsuit seeks damages in an unspecified amount, exemplary damages, and attorney's fees.
The Company cannot predict the outcome of the litigation. However, based upon the information available to the Company at this time, the Company believes that this matter should not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 1995, the Company held its Annual Meeting of Stockholders. The following items were voted on and approved at the meeting.

(a) ELECTION OF DIRECTORS. The following individuals were nominated and elected as directors of the Company:

                                        Votes For     Votes Withheld
                                        ---------     --------------
    Mr. Thomas V. Bruns                 5,107,208         159,208
    Mr. Harvey B. Cash                  5,107,308         159,108
    Mr. Edward E. Jungerman             5,107,308         159,108
    Mr. Jackie R. Kimzey                5,107,233         159,183
    Mr. Mark C. Masur                   5,107,208         159,208
    Mr. David J. Vucina                 5,107,233         159,183

(b) AMENDMENT OF CERTIFICATE OF INCORPORATION. The Company's Certificate of Incorporation was amended by the stockholders to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares and to increase the number of authorized shares of Preferred Stock from 1,000,000 to 5,000,000 shares. The voting results are as follows:

                For           Against              Abstain
                ---           -------              -------
             3,634,304        826,929               6,683

(c) 1995 LONG-TERM INCENTIVE PLAN. The Company's 1995 Long-Term Incentive Plan was adopted and approved by the stockholders. The Plan reserves an aggregate of 1,000,000 shares of Common Stock for issuance thereunder. The voting results are as follows:

                For           Against              Abstain
                ---           -------              -------
             3,110,060       1,303,942             10,504

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

 4.1 - Indenture, dated as of June 15, 1995, between the Registrant and First Interstate Bank of Texas, N.A., as Trustee (filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

 4.2 - Registration Rights Agreement, dated as of June 15, 1995, between the Registrant, Lehman Brothers, Inc., Alex. Brown & Sons Incorporated and PaineWebber Incorporated (filed as an Exhibit to the Registrant's Registration Statement on
       Form S-4 (file no. 33-60925) filed with the Commission
       July 7, 1995, and incorporated herein by reference).

 4.3 - Rights Agreement, dated as of April 5, 1995, between the Registrant and Chemical Shareholder Services Group, Inc., as Rights Agent, specifying the terms of the rights to purchase the Registrant's Series A Junior Participating Preferred Stock, and the exhibits thereto (filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).

10.1 - Asset Purchase Agreement dated May 24, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among CCI, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc. dba Americom Paging Corporation (filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).

10.2 - Waiver, Consent and Amendment No. 1 dated as of June 12, 1995 by and among the Registrant, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (file no. 33-60925) filed with the Commission July 7, 1995, and incorporated herein by reference).

10.3 - Office Lease Agreement by and between the Registrant and
       Carter-Crowley Properties, Inc., as Landlord (filed as an
       Exhibit to the Registrant's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

10.4 - Letter of Agreement dated July 10, 1995, regarding the acquisition of substantially all of the paging assets of Signet Paging of Raleigh, Inc., by and among CCI, Signet Paging of Raleigh, Inc., and W. David Sweatt (filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (file no. 33-61279) filed with the Commission July 25, 1995, and incorporated herein by reference).

10.5 - Letter of Agreement dated July 10, 1995, regarding the acquisition of the common stock of Apple Communications, Inc. and certain assets of Best Page, Inc., by and among Apple Communications, Inc., Best Page, Inc., CCI, Sam Zarcone and Jill DiFoggio (filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (file no. 33-61279) filed with the Commission July 25, 1995, and incorporated herein by reference).

10.6 - Letter of Agreement dated August 2, 1995, regarding the acquisition of substantially all of the paging assets of Paging and Cellular of Texas, by and among CCI, Paging and Cellular of Texas and Daniel L. Sheppard.

10.7 - Letter of Agreement dated August 7, 1995, regarding the acquisition of substantially all of the paging assets of Cobbwells, Inc. dba Page One/Airtel, by and among CCI, Cobbwells, Inc. dba Page One/Airtel, James H. Cobb, III and Warren K. Wells.

(b) REPORTS ON FORM 8-K. On April 17, 1995, the Company filed a Current Report on Form 8-K relating to the acquisition of Carrier. On this same day, April 19, 1995, the Company filed a Current Report Form 8-K relating to its Shareholder Rights Agreement. On May 12, 1995, the Company filed a Current Report on Form 8-K which included the historical and proforma financial information concerning the acquisition of Signet. On May 18, 1995, the Company filed a Current Report on
     Form 8-K relating to the acquisition of Metropolitan. On May 19, 1995, the Company filed a Current Report on Form 8-K relating to the proposed Rule 144A offering of $100 million of Senior Subordinated Notes. On June 2, 1995, the Company filed a Current Report on Form 8-K/A relating to the acquisition of Carrier. On this same day, June 2, 1995, the Company filed a Current Report on Form 8-K relating to the acquisition of All City.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRONET INC.
                                 (Registrant)

DATE: August 14, 1995            By:       /s/ Jan E. Gaulding
                                     --------------------------------
                                              Jan E. Gaulding
                                          SENIOR VICE PRESIDENT,
                                           TREASURER AND CHIEF
                                             FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)

                                EXHIBIT INDEX

   EXHIBIT
    NUMBER                     DESCRIPTION                            NUMBER
    ------                     -----------                            ------
 4.1 - Indenture, dated as of June 15, 1995, between the Registrant and First Interstate Bank of Texas, N.A., as Trustee (filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

 4.2 - Registration Rights Agreement, dated as of June 15, 1995, between the Registrant, Lehman Brothers, Inc., Alex. Brown & Sons Incorporated and PaineWebber Incorporated (filed as an Exhibit to the Registrant's Registration Statement on
       Form S-4 (file no. 33-60925) filed with the Commission
       July 7, 1995, and incorporated herein by reference).

 4.3 - Rights Agreement, dated as of April 5, 1995, between the Registrant and Chemical Shareholder Services Group, Inc., as Rights Agent, specifying the terms of the rights to purchase the Registrant's Series A Junior Participating Preferred Stock, and the exhibits thereto (filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).

10.1 - Asset Purchase Agreement dated May 24, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among CCI, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc. dba Americom Paging Corporation (filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).

10.2 - Waiver, Consent and Amendment No. 1 dated as of June 12, 1995 by and among the Registrant, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (file no. 33-60925) filed with the Commission July 7, 1995, and incorporated herein by reference).

10.3 - Office Lease Agreement by and between the Registrant and
       Carter-Crowley Properties, Inc., as Landlord (filed as an
       Exhibit to the Registrant's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

10.4 - Letter of Agreement dated July 10, 1995, regarding the acquisition of substantially all of the paging assets of Signet Paging of Raleigh, Inc., by and among CCI, Signet Paging of Raleigh, Inc., and W. David Sweatt (filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (file no. 33-61279) filed with the Commission July 25, 1995, and incorporated herein by reference).

10.5 - Letter of Agreement dated July 10, 1995, regarding the acquisition of the common stock of Apple Communications, Inc. and certain assets of Best Page, Inc., by and among Apple Communications, Inc., Best Page, Inc., CCI, Sam Zarcone and Jill DiFoggio (filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (file no. 33-61279) filed with the Commission July 25, 1995, and incorporated herein by reference).

10.6 - Letter of Agreement dated August 2, 1995, regarding the acquisition of substantially all of the paging assets of Paging and Cellular of Texas, by and among CCI, Paging and Cellular of Texas and Daniel L. Sheppard.

10.7 - Letter of Agreement dated August 7, 1995, regarding the acquisition of substantially all of the paging assets of Cobbwells, Inc. dba Page One/Airtel, by and among CCI, Cobbwells, Inc. dba Page One/Airtel, James H. Cobb, III and Warren K. Wells.