Form 10-Q
period 1995-09-30
PRONET INC /DE/
filed 1995-11-13
CIK 815553

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                               _______________


(Mark One)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                     OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ....................


                       Commission File Number 0-16029


                                 PRONET INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                75-1832168
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

            6340 LBJ Freeway                               75240
              Dallas, Texas                              (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (214-687-2000)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995; 6,412,157.


==============================================================================

                                 PRONET INC.

                                    INDEX



PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
        Item 1.  Financial Statements (Unaudited)


                 Consolidated Balance Sheets at September 30, 1995
                  and December 31, 1994 ...............................    1


                 Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1995 and 1994 ...    2


                 Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1995 and 1994 ............    3


                 Notes to Consolidated Financial Statements ...........    4


        Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ....    8


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings ....................................   16

        Item 6.  Exhibits and Reports on Form 8-K .....................   16


        SIGNATURES ....................................................   18


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PRONET INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)


                                   ASSETS

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1995           1994
                                                                           -------------   ------------
CURRENT ASSETS
  Cash and cash equivalents .............................................    $ 37,708        $    666
  Trade accounts receivable, net of allowance for doubtful accounts .....       6,271           5,055
  Recoverable FIT - Note E ..............................................       1,095              --
  Inventories - Note A ..................................................       4,273           4,614
  Other current assets - Note A .........................................       2,659           2,528
                                                                             --------        --------
                                                                               52,006          12,863
EQUIPMENT
  Pagers ................................................................      27,922          23,669
  Communications equipment ..............................................      20,887          14,561
  Security systems equipment ............................................      11,525          10,517
  Office and other equipment ............................................       5,845           3,210
                                                                             --------        --------
                                                                               66,179          51,957
  Less allowance for depreciation .......................................     (31,089)        (25,441)
                                                                             --------        --------
                                                                               35,090          26,516
GOODWILL AND OTHER ASSETS, net of amortization - Note A .................      96,218          33,894
                                                                             --------        --------
                                                                             $183,314        $ 73,273
                                                                             ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payables ........................................................    $  1,671        $  4,759
  Other accrued expenses and liabilities - Note A .......................      12,556           7,829
                                                                             --------        --------
                                                                               14,227          12,588
LONG-TERM DEBT, less current maturities - Note B ........................      99,301           9,500
DEFERRED CREDITS - Note C ...............................................      19,498             950
STOCKHOLDERS' EQUITY - Note A
  Common stock ..........................................................          68              65
  Additional capital ....................................................      51,988          49,574
  Retained earnings (deficit) ...........................................        (338)          2,026
  Less treasury stock at cost ...........................................      (1,430)         (1,430)
                                                                             --------        --------
                                                                               50,288          50,235
                                                                             --------        --------
                                                                             $183,314        $ 73,273
                                                                             ========        ========



               See notes to consolidated financial statements.

                  PRONET INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                         1995        1994       1995       1994
                                        -------    -------    -------    -------
REVENUES - Note A
 Service revenues.....................  $15,297    $ 9,373    $39,189    $22,834
 Product sales........................    2,462      1,985      7,131      3,916
                                        -------    -------    -------    -------
 Total revenues.......................   17,759     11,358     46,320     26,750
 Cost of products sold................   (2,615)    (1,806)    (7,210)    (3,661)
                                        -------    -------    -------    -------
                                         15,144      9,552     39,110     23,089
COST OF SERVICES
 Pager lease and access services......    3,784      2,485      9,139      5,445
 Security systems equipment services..      360        297        900        914
                                        -------    -------    -------    -------
                                          4,144      2,782     10,039      6,359
                                        -------    -------    -------    -------
GROSS MARGIN..........................   11,000      6,770     29,071     16,730

EXPENSES
 Sales and marketing..................    1,865      1,964      5,277      4,765
 General and administrative...........    4,083      1,526     10,882      3,821
 Depreciation and amortization........    4,479      2,445     10,941      5,884
                                        -------    -------    -------    -------
                                         10,427      5,935     27,100     14,470
                                        -------    -------    -------    -------
 OPERATING INCOME.....................      573        835      1,971      2,260
OTHER INCOME (EXPENSE)
 Interest and other income............      853         45        976         69
 Interest expense.....................   (3,340)      (602)    (5,233)    (1,119)
                                        -------    -------    -------    -------
                                         (2,487)      (557)    (4,257)    (1,050)
                                        -------    -------    -------    -------
 INCOME (LOSS) BEFORE INCOME TAXES....   (1,914)       278     (2,286)     1,210
Income tax expense - Note E...........      116        207         78        684
                                        -------    -------    -------    -------
 NET INCOME (LOSS)....................  $(2,030)   $    71    $(2,364)   $   526
                                        =======    =======    =======    =======
NET INCOME (LOSS) PER SHARE...........  $  (.32)   $  0.02    $  (.38)   $  0.13
                                        =======    =======    =======    =======
WEIGHTED AVERAGE SHARES...............    6,323      4,216      6,199      4,176
                                        =======    =======    =======    =======

              See notes to consolidated financial statements.

                        PRONET INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMNTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            --------------------
                                                              1995        1994
                                                            --------    --------
OPERATING ACTIVITIES:
Net income (loss).........................................  $ (2,364)   $    526
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization..........................    10,941       5,884
   Amortization of discount...............................        18          --
   Deferred tax provision.................................        --         217
   Provision for losses on accounts receivable............       770         377
   Changes in operating assets and liabilities:
     Increase in trade accounts receivable................      (800)        (80)
     (Increase) decrease in inventories...................     1,528        (700)
     (Increase) decrease in other current assets..........       (77)         99
     Increase (decrease) in trade payables and
       other accrued expenses and liabilities.............      (252)      2,529
                                                            --------    --------
   Net cash provided by operating activities..............     9,764       8,852
INVESTING ACTIVITIES:
   Purchase of equipment..................................    (7,735)     (4,359)
   Acquisitions, net of cash acquired.....................   (50,288)    (35,949)
   Reduction in equipment.................................       721         313
   Computer system software, product enhancements
     and other intangible assets..........................    (1,143)       (427)
   Other..................................................       (35)         (9)
                                                            --------    --------
   Net cash used in investing activities..................   (58,480)    (40,431)
FINANCING ACTIVITIES:
   Exercise of incentive stock options for common stock...     1,357         191
   Debt financing costs...................................    (5,324)     (1,287)
   Proceeds from bank debt................................    39,900      35,100
   Proceeds from senior subordinated debt offering........    99,283          --
   Decrease in other long-term obligations................       (58)       (194)
   Payment on bank debt...................................   (49,400)         --
                                                            --------    --------
   Net cash provided by financing activities..............    85,758      33,810
                                                            --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................    37,042       2,231
CASH AND CASH EQUIVALENTS:
   Beginning of period....................................       666         530
                                                            --------    --------
   End of period..........................................  $ 37,708    $  2,761
                                                            ========    ========


               See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 1995

NOTE A - ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") on March 13, 1995.

     INVENTORIES: The Company values inventory at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following (in thousands):


                                                     SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                                     ------------------        -----------------
     Raw materials.................................       $  167                     $  263
     Work in process...............................          153                         89
     Finished goods................................        3,953                      4,262
                                                          ------                     ------
                                                          $4,273                     $4,614
                                                          ======                     ======

     OTHER CURRENT ASSETS: Other current assets consist of the following (in thousands):

                                                     SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                                     ------------------        -----------------
     Security transmitter TracPacs.................       $1,266                   $1,428
     Other current assets..........................        1,393                    1,100
                                                          ------                   ------
                                                          $2,659                   $2,528
                                                          ======                   ======

     GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                                     SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                                     ------------------        -----------------
     Goodwill......................................      $ 88,577                   $27,946
     Noncompetition agreements.....................         3,250                     3,050
     Debt financing costs..........................         6,769                     1,445
     Other.........................................         4,673                     5,281
                                                         --------                   -------
                                                          103,269                    37,722
     Less accumulated amortization.................         7,051                     3,828
                                                         --------                   -------
                                                         $ 96,218                   $33,894
                                                         ========                   =======


     OTHER ACCRUED EXPENSES AND LIABILITIES: Other accrued expenses and liabilities consist of the following (in thousands):

                                                     SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                                     ------------------        -----------------
     Accrued revenue................................      $ 4,751                    $3,530
     Customer deposits..............................        2,108                     2,247
     Accrued interest on senior subordinated debt...        3,464                        --
     Other accrued liabilities......................        2,233                     2,052
                                                          -------                    ------
                                                          $12,556                    $7,829
                                                         ========                  ========

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

NOTE B - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                                     SEPTEMBER 30, 1995      DECEMBER 31, 1994
                                                     -------------------     -----------------
     Senior subordinated notes.....................      $99,301                  $   --
     Revolving line of credit......................           --                    9,500
                                                         -------                   ------
                                                          99,301                    9,500
     Less current maturities.......................           --                       --
                                                         -------                   ------
                                                         $99,301                   $9,500
                                                         =======                   ======

     During the nine months ended September 30, 1995, the Company paid $1,496,033 in interest compared to $677,800 for the comparable period in 1994.

CREDIT FACILITIES

     In June 1994, the Company (the "Borrower") entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender"), making available a $52 million revolving line of credit (the "Former Credit Facility") for working capital purposes and for acquisitions approved by the Lender. The Former Credit Facility was amended and restated in February 1995 and June 1995 (the "New Credit Facility") increasing the amount of available credit from $52 million under the Former Credit Facility to $125 million under the New Credit Facility and permitting the issuance of senior subordinated notes. In February 1997, the revolving line of credit under the New Credit Facility will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75%. The borrowings bear interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or the Federal Funds Rate, plus a margin of up to 1.25%, or (ii) LIBOR, plus a margin of up to 2.50%. In addition, an arrangement fee of 1.125% of the aggregate commitment was paid in February 1995 and a commitment fee is required on the revolving line of credit at .5% per annum computed on the daily unused portion of the available loan commitment. Borrowings are secured by all assets of the Company and its subsidiaries. The New Credit Facility requires maintenance of certain specified financial and operating covenants and prohibits the payment of dividends or other distributions on the Company's common stock (the "Common Stock"). The New Credit Facility also states that in the event of an issuance of subordinated indebtedness of the Borrower or an equity issuance (other than the common stock offering which occurred in December 1994), the Lender can request that some portion of the proceeds be used to pay down outstanding borrowings under the New Credit Facility.

     Effective June 12, 1995, the Lender requires that the interest expense on 50% of the aggregate principal amount of all outstanding indebtedness be fixed at a prevailing market rate through either or both of (a) loans or other financial accommodations bearing interest at a fixed rate or (b) an interest rate exchange or insurance agreement or agreements with one or more financial institutions. At September 30, 1995, none of the outstanding long-term debt was subject to hedging agreements.

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

     The Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions. Interest on the Notes will be payable in cash semi-annually, on each June 15 and December 15, commencing December 15, 1995. The Notes will not be redeemable at the Company's option prior to June 15, 2000.

     The Company filed a Form S-4 Registration Statement (the "1995 Form S-4") on July 7, 1995, to register the Notes with the SEC under the Securities Act of 1993, as amended (the "Securities Act").

NOTE C - DEFERRED CREDITS

     Deferred credits consist of the following (in thousands):

                                                     SEPTEMBER 30, 1995      DECEMBER 31, 1994
                                                     -------------------     -----------------
     Deferred payments.............................      $ 18,600                  $   950
     Deferred tax liability........................           898                       --
                                                         --------                  -------
                                                         $ 19,498                  $   950
                                                         ========                  =======


     The Company has deferred payments outstanding related to the High Tech Communications Corp. ("High Tech"), Signet Paging of Charlotte, Inc. ("Signet"), Carrier Paging Systems, Inc. ("Carrier"), All City Communication Company, Inc. ("All City"), Americom Paging Corporation ("Americom") and Lewis Paging, Inc. ("Lewis") acquisitions of $200,000, $4.2 million, $3.0 million, $350,000, $8.7 million and $2.1 million, respectively, which are due and payable one year from the closing of the respective transactions. These balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on market value at the date of payment. In August 1995, the Company issued 44,166 shares of Common Stock to the RCC division of Chicago Communication Service, Inc. ("ChiComm") for full payment of the $950,000 deferred portion of the ChiComm purchase price. The purchase prices for the Contact Communications, Inc. ("Contact"), Radio Call Company, Inc. ("Radio Call"), Metropolitan Houston Paging Services, Inc. ("Metropolitan") and Gold Coast Paging, Inc. ("Gold Coast") acquisitions were paid in full at closing.

     On July 25, 1995, the Company filed a Form S-3 Registration Statement (the "1995 S-3") to register 2,000,000 shares of the Common Stock to fund the deferred payments related to the purchase prices for the Company's acquisitions.

NOTE D - ACQUISITIONS

     In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. In the first nine months of 1995, the Company acquired the paging assets of Signet for $9.0 million, Carrier for $6.5 million, All City for $6.4 million, Americom for $17.5 million,

Lewis for $5.6 million and Gold Coast for $2.3 million and all the outstanding capital stock of Metropolitan for $21.0 million. The eleven completed acquisitions were accounted for as purchases and funded either by borrowings under the New Credit Facility or proceeds from the sale of the Notes. Also in 1995, the Company signed letters of intent or definitive agreements to purchase the paging assets of SigNet Paging of Raleigh, Inc. ("SigNet Raleigh"), Sun Paging Communications ("Sun"), Paging and Cellular of Texas (a sole proprietorship) ("P&C"), Cobbwells, Inc. dba Page One/Airtel ("Page One"), RCS Paging, a Division of Reisenweaver Communications, Inc. ("RCS") and Nationwide Paging, Inc. ("Nationwide") and all of the outstanding stock of Apple Communications, Inc. ("Apple"), Williams Metro Communications Corp. and affiliates ("Williams"), Total Communications,Inc. ("Total") and A.G.R. Electronics, Inc. and affiliates ("AGR"). The nine pending acquisitions are expected to close in late 1995 or early 1996 and will be funded by proceeds from the sale of the Notes, borrowings under the New Credit Facility and issuances of shares of common stock of the Company. The nine pending acquisitions are subject to various conditions, including FCC, regulatory and other third-party approvals and the execution of definitive agreements.

     The pro forma unaudited results of operations for the nine months ended September 30, 1995 and 1994, (which include acquisitions closed as of September 30, 1995), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               --------------------
                                                 1995        1994
                                               --------    --------
     Total revenues......................      $ 55,323    $ 53,849
     Net income (loss)...................        (3,369)     (4,063)
     Net income (loss) per common share..          (.54)       (.97)

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

NOTE E - INCOME TAXES

     For the three and nine months ended September 30, 1995, the primary differences between the U.S. Federal statutory tax rate and the effective tax rate are state income taxes, the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes, additional compensation expense (for tax purposes) for certain sales of the Company's Common Stock acquired through incentive stock options and an allowance provided against the current year operating loss which may not be realizable within the statutory time frame.

     During the three and nine months ended September 30, 1995, the Company paid approximately $6,600 and $289,000 respectively, for Federal and state income taxes combined, compared to $143,700 and $678,400 for the comparable periods ended September 30, 1994.

NOTE F - SUBSEQUENT EVENTS

     Effective October 2, 1995, the Company completed the acquisition of substantially all of the paging assets of P&C for approximately $9.5 million in cash. This acquisition was accounted for as a purchase and was funded primarily by a portion of the proceeds from the sale of the Notes.

     On October 6, 1995, the SEC declared the 1995 S-3 and 1995 S-4 effective.

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

     The Company focuses its activities in five geographic regions or communication "SuperCenters" centered around major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The Company is a leading provider of paging services in 13 major metropolitan markets in the United States, including New York, Chicago, Dallas/Fort Worth, Houston, Charlotte and Los Angeles.

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

     Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result currently has one of the lowest average monthly disconnect ("churn") rates in the paging industry - approximately 2%, compared to an industry average of approximately 2.9% (source: June 1994 EMCI, Inc. industry survey for the years 1990 to 1993). Churn is the number of customers discontinuing service each month as a percentage of the total subscriber base. In the future, the Company expects that it will experience a higher churn rate among small businesses, individual consumers and other subscribers than it has experienced historically with its healthcare subscribers. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately .6%.

     Currently, service revenues consist of two components - service fees and unit leasing fees. As the Company pursues its strategy of expanding into new markets, increasing its coverage within its existing service areas and broadening its customer base and distribution channels, the percentage of customers who own and maintain ("COAM") their paging equipment rather than leasing it from the Company is likely to increase. This, together with competitive factors, may result in declining service revenues per subscriber since these customers will not pay a leasing fee as part of their monthly charge. However, the Company will not incur the capital costs related to these COAM pagers. Additionally, average revenue per unit ("ARPU") for pagers served through resellers is lower than for direct sales due to the wholesale rates charged to this distribution channel. Such resellers do, however, assume all selling, marketing, subscriber management and related costs that would otherwise be incurred by the Company.

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

     The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations of Contact, Radio Call, ChiComm, High Tech, Signet, Carrier, Metropolitan, All City, Americom, Lewis and Gold Coast. The results of operations of P&C and pending acquisitions are not reflected in this discussion.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net revenues and gross margin for paging systems consisted of the following:


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                         -------------------    ------------------
                                          1995          1994     1995     1994
                                         -------      ------    -------  -------
                                             (IN THOUSANDS)       (IN THOUSANDS)
Revenues
  Service revenues..................... $13,929      $ 8,111   $35,207  $19,096
  Product sales........................    2,462        1,968     6,994    3,818
                                         -------      -------   -------  -------
Total revenues.........................   16,391       10,079    42,201   22,914
Cost of products sold..................   (2,613)      (1,802)   (7,145)  (3,627)
                                         -------      -------   -------  -------
Net revenues (1).......................   13,778        8,277    35,056   19,287
Cost of service revenues...............   (3,784)      (2,485)   (9,139)  (5,445)
                                         -------      -------   -------  -------
Gross margin...........................    9,994        5,792    25,917   13,842
Sales and marketing expenses...........    1,793        1,907     5,065    4,582
General and administrative expenses....    3,960        1,362    10,393    3,275
Depreciation and amortization expense..    4,124        2,052     9,756    4,733
                                         -------      -------   -------  -------
Operating income.......................  $   117      $   471   $   703  $ 1,252
                                         =======      =======   =======  =======
EBITDA.................................  $ 4,241      $ 2,523   $10,459  $ 5,985
                                         =======      =======   =======  =======

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

     PAGING SYSTEMS' NET REVENUES for the three and nine months ended September 30, 1995 increased to $13.8 million and $35.1 million, respectively, compared to $8.3 million and $19.3 million for the comparable periods in 1994. Service revenues increased approximately 72% and 84%, respectively, to $13.9 million and $35.2 million for the three and nine months ended September 30, 1995, compared to $8.1 million and $19.1 million for the comparable periods in 1994. This increase was primarily the result of a 125% increase in pagers in service to 768,660 at September 30, 1995 from 341,300 at September 30, 1994. The increase in pagers in service was primarily the result of the acquisitions of Radio Call, ChiComm, and High Tech in 1994 and the acquisitions of Signet, Carrier, All City, Metropolitan, Americom, Lewis and Gold Coast during the first three quarters of 1995. In 1994 and 1995, most of the Company's growth in pagers in service has been from acquisitions. In addition, internal growth accounted for approximately 30,479 pagers in service during the quarter ended September 30, 1995, representing an annual growth rate of approximately 27%. The Company believes that this internal growth rate will increase due to continued commercial paging activity.

     ARPU was $6.22 for the month of September 1995 compared to $8.63 for the month of September 1994. This decrease was due to the Company's continued acquisition of commercial paging businesses, which traditionally have lower ARPU than healthcare operations since most commercial pagers are COAM and do not generate leasing fees. The Company believes that ARPU will continue to decrease, completion of the pending acquisitions, as the Company continues to become more involved in the commercial paging business and expands its reseller operations, which tend to generate lower revenues per subscriber.

     PRODUCT SALES LESS COST OF PRODUCTS SOLD were ($151,000) for both the three and nine months ended September 30, 1995, compared to $166,000 and $191,000 for the comparable periods ended September 30, 1994. In certain of the Company's markets, pagers are sold at a slight loss in order to gain market share. As the Company's commercial operations continue to grow, management anticipates that product sales will increase but that margins on these sales will continue to be lower than were achieved prior to 1994 in the healthcare industry. Management also anticipates that the Company's margins may vary from market to market due to competition and other factors.

     RECLASSIFICATION OF COSTS. During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. To reflect this restructuring financially, certain costs that were previously classified as cost of service revenues and sales and marketing expenses in 1994 were reclassified to general and administrative expenses in 1995. In the aggregate, costs of service revenues, sales and marketing expenses and general and administrative expenses increased by 66% and 85% for the three and nine months ended September 30, 1995, compared to the same periods last year as a result of the Company's internal growth and acquisitions. In total, these costs were $9.5 million (69% of paging systems' net revenues) and $24.6 million (70% of paging systems' net revenues) for the three and nine months ended September 30, 1995, compared to $5.8 million (70% of paging systems' net revenues) and $13.3 million (69% of paging systems' net revenues) for the comparable periods ended September 30, 1994. The increase in these costs as a percentage of net revenues for the nine months ended September 30, 1995 from the comparable period in 1994 was the result of increased expenses related to the buildout of the Company's regional SuperCenters. These expenses as a percentage of net revenues should decline in the future as new acquisition companies are integrated into the existing SuperCenters.

     PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of service revenues) was $10.0 million (73% of paging systems' net revenues) and $25.9 million (74% of paging systems' net revenues) for the three and nine months ended September 30, 1995, compared to $5.8 million (70% of paging systems' net revenues) and $13.8 million (72% of paging systems' net revenues) for the comparable periods ended September 30, 1994. The increase in gross margin was due to the reclassification of certain operating expenses described above. The Company believes that the margin on net revenues will decrease in the near future as an increasing number of the Company's customers elect to purchase their paging equipment resulting in a corresponding decrease in ARPU as discussed above. The Company also believes that the margin on net revenues will decrease in the near future as the Company upgrades its existing systems in certain markets and expands to new markets in 1996. In addition, cost of service revenues increased to $3.8 million and $9.1 million for the three and nine months ended September 30, 1995, compared to $2.5 million and $5.4 million for the comparable periods ended September 30, 1994, as a result of the increased costs of servicing new customers added through both internal growth and acquisitions.

     PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $1.8 million (13% of paging systems' net revenues) and $5.1 million (14% of paging systems' net revenues) for the three and nine months ended September 30, 1995, compared to $1.9 million (23% of paging systems' net revenues) and $4.6 million (24% of paging systems' net revenues) for the comparable periods of the prior year. The decrease as a percentage of paging systems' net revenues was due to the reclassification of certain operating expenses described above. These expenses are not expected to change significantly in the future as a percentage of paging systems' net revenues.

     PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $4.0 million (29% of paging systems' net revenues) and $10.4 million (30% of paging systems' net revenues) for the three and nine months ended September 30, 1995, compared to $1.4 million (16% of paging systems' net revenues) and $3.3 million (17% of paging systems' net revenues) for the comparable periods ended September 30, 1994. The increase as a percentage of paging systems' net revenues was due to the reclassification of certain operating expenses described above, plus the cost of additional management hired in the fourth quarter of 1994 and the first quarter of 1995, offset by savings resulting from consolidating the paging operations into the Company's SuperCenters. The Company anticipates that paging systems' general and administrative expenses will continue to grow but at a lesser rate than increases in paging systems' net revenues, as a result of general and administrative expenses being amortized across a larger subscriber base as well as savings resulting from the consolidation of acquisitions.

     PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of service revenues since product sales do not require any capital investment. Paging systems' depreciation and amortization expenses as a percentage of service revenues for the three and nine months ended September 30, 1995, were 30% and 28%, respectively, compared to 25% for both of the comparable periods in 1994. The increase was due to the amortization of intangibles arising from acquisitions. The Company believes that this trend in depreciation and amortization expenses as a percentage of service revenues will continue in the short term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

     EBITDA for the paging systems' operations was $4.2 million (31% of paging systems' net revenues) and $10.5 million (30% of paging systems' net revenues) for the three and nine months ended September 30, 1995, compared to $2.5 million (30% of paging systems' net revenues) and $6.0 million (31% of paging system's net revenues) for the comparable periods in 1994. Consolidation savings in general and administrative expenses were offset by lower margins on product sales. The Company believes EBITDA may decrease in the short term due to system upgrades, market expansion and increased commercial paging activity as a result of internal growth and future acquisitions of commercial paging operations, but will increase over time as the Company integrates the acquired operations and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Security systems' net revenues and gross margin consisted of the following:


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                         -------------------    ------------------
                                          1995          1994     1995     1994
                                         -------      ------    -------  -------
                                             (IN THOUSANDS)       (IN THOUSANDS)
Revenues
  Service revenues.....................   $1,368       $1,262    $3,982   $3,738
  Product Sales........................       --           17       137       98
                                          ------       ------    ------   ------
Total revenues.........................    1,368        1,279     4,119    3,836
Cost of products sold..................       (2)          (4)      (65)     (34)
                                          ------       ------    ------   ------
Net revenues (1).......................    1,366        1,275     4,054    3,802
Cost of service revenues...............     (360)        (297)     (900)    (914)
                                          ------       ------    ------   ------
Gross margin...........................    1,006          978     3,154    2,888
Sales and marketing expenses...........       72           57       212      183
General and administrative expenses....      123          164       489      546
Depreciation and amortization expense..      355          393     1,185    1,151
                                          ------       ------    ------   ------
Operating income.......................   $  456       $  364    $1,268   $1,008
                                          ======       ======    ======   ======
EBITDA.................................   $  811       $  757    $2,453   $2,159
                                          ======       ======    ======   ======

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

     SECURITY SYSTEMS' SERVICE REVENUES increased to $1.4 million and $4.0 million for the three and nine months ended September 30, 1995, from $1.3 million and $3.7 million for the comparable periods in 1994. The increase was due to the installation of four new systems since September 30, 1994, as well as expansion and additional penetration in existing markets. The number of TracPacs in service increased from 26,970 at September 30, 1994 to 27,897 at September 30, 1995.

     PRODUCT SALES LESS COST OF PRODUCTS SOLD was ($2,000) and $72,000 for the three and nine months ended September 30, 1995 compared to $13,000 and $64,000 for the comparable periods in 1994. Net revenues fluctuate depending on the type and volume of equipment sold. The Company does not anticipate significantly increasing this area of security systems operations.

     SECURITY SYSTEMS' GROSS MARGIN was $1.0 million (74% of security systems' net revenues) and $3.2 million (78% of security systems' net revenues) for the three and nine months ended September 30, 1995, compared to $978,000 (77% of security systems' net revenues) and $2.9 million (76% of security systems' net revenues) for the comparable periods ended September 30, 1994. The increase as a percentage of net revenues for the nine months ended September 30, 1995 from the comparable period in 1994 was due to additional product sales in the first quarter of 1995. The Company anticipates that these margins will decrease slightly in the near future as more systems are installed in new or existing markets, but will increase over time as more subscribers are added to new or existing systems.

     SECURITY SYSTEMS' SALES AND MARKETING EXPENSES were $72,000 and $212,000 for the three and nine months ended September 30, 1995 (5% of security systems' net revenues for each period), compared to $57,000 and $183,000 for the comparable periods in 1994 (4% and 5% of security systems' net revenues). The Company currently anticipates hiring additional management in the near future to accelerate the growth of security systems' net revenues. Therefore, these expenses should grow at or slightly above the rate of growth in the related security systems' net revenues and therefore should increase slightly as a percentage of these revenues.

     SECURITY SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $123,000 (9% of security systems' net revenues) and $489,000 (12% of security systems' net revenues) for the three and nine months ended September 30, 1995, compared to $164,000 (13% of security systems' net revenues) and $546,000 (14% of security systems' net revenues) for the comparable periods ended September
30, 1994. This decrease in general and administrative expenses was the result of the decreased burden of corporate overhead as a result of the Company's expanded paging operations. The Company currently believes that general and administrative expenses will grow at a slower rate than security systems' net revenues and therefore should represent a decreasing percent of such revenues.

     SECURITY SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of service revenues since product sales do not require any capital investment. Security systems' depreciation and amortization expenses as a percentage of service revenues for the three and nine months ended September 30, 1995, were 26% and 30%, respectively, compared to 31% for both of the comparable periods in 1994. The decrease was a result of certain intangibles becoming fully amortized in 1995. The Company believes that the depreciation and amortization will increase in the future due to the capital investment necessary to support the expansion into new markets as well as growth within existing markets.

     EBITDA for the security systems' operations was $811,000 (59% of security systems' net revenues) and $2.5 million (61% of security systems' net revenues) for the three and nine months ended September 30, 1995, compared to $757,000 (59% of security systems' net revenues) and $2.2 million (57% of security systems' net revenues) for the same periods in 1994. This increase was primarily due to decreases in general and administrative expenses as described above.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuation in interest expense has resulted primarily from changes in the outstanding amounts under the Company's revolving loan agreement and the Notes. Interest expense increased in 1995 as a result of interest due on the Notes which were issued in June 1995. Interest expense is expected to continue to increase in the future as a result of interest due on the Notes and borrowings under the New Credit Facility to fund further acquisitions. Proceeds from the sale of the Notes caused interest income to increase in 1995. The Company anticipates this income will decline in future periods as the proceeds are used to fund future acquisitions.

FEDERAL INCOME TAXES

     At December 31, 1994 the Company had net operating loss carryforwards of $3.9 million for income tax purposes that expire in years 2004 through 2008. For the nine months ended September 30, 1995, the differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes, additional compensation expense (for tax purposes) for certain sales of the Company's stock acquired through incentive stock options and an allowance provided against the current year operating loss which may not be realizable within the statutory time frame. The Company anticipates that in the future the primary differences will continue to be state income taxes and the amortization of goodwill related to stock acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994 and 1995, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $9.8 million for the nine months ended September 30, 1995 compared to $8.9 million for the comparable period in 1994. The net increase in cash provided by operating activities was due to increases in depreciation and amortization and decreases in inventories, offset by decreases in net income and trade payables and increases in trade accounts receivable. The acquisitions of Contact, Radio Call, ChiComm and High Tech in 1994 and Signet, Carrier, Metropolitan and All City in the first and second quarters of 1995 were financed under the New Credit Facility. Proceeds from the sale of the Notes funded the acquisitions of Americom, Lewis and Gold Coast in the third quarter of 1995. The Company anticipates that its ongoing capital needs, including the pending acquisitions, will be funded with the borrowings under the New Credit Facility, proceeds from the sale of the Notes and net cash generated by operations.

CAPITAL EXPENDITURES

     As of September 30, 1995, the Company had invested $48.8 million in system equipment and pagers for its 13 major metropolitan markets and $11.5 million in system equipment and TracPacs for its twenty-eight security systems.

     Capital expenditures for paging systems' equipment and pagers (excluding assets acquired pursuant to the completed acquisitions) were $6.7 million for the nine months ended September 30, 1995 compared to $3.8 million for the comparable period in 1994. Capital expenditures for security systems' equipment and TracPacs were $1.0 million for the nine months ended September 30, 1995 compared to $527,000 for the comparable period in 1994.

     At September 30, 1995, the Company had invested $4.3 million in inventories, the majority of which were pagers, compared to $4.6 million at December 31, 1994. The decrease was due to better inventory management as the SuperCenters generated operating efficiencies. Inventory balances are expected to increase over prior years as a result of acquisitions and increased subscriber growth.

     Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1995 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at September 30, 1995, the Company anticipates capital expenditures for the remainder of 1995 to be approximately $6.6 million for the purchase of pagers and system equipment for its current paging systems' operations and $1.2 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

SENIOR SUBORDINATED NOTES

     In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% Senior Subordinated Notes due 2005. Proceeds to the Company from the sale of the Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the New Credit Facility. The Company expects to use the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

     The Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions. Interest on the Notes will be payable in cash semi-annually on each June 15 and December 15, commencing December 15, 1995. The Notes will not be redeemable at the Company's option prior to June 15, 2000.

     The Company filed the 1995 S-4 on July 7, 1995 to register the Notes with the SEC under the Securities Act. On October 6, 1995, the SEC declared the 1995 S-4 effective.

CREDIT FACILITIES

     The Former Credit Facility was amended and restated in February 1995 to increase the amount of available credit from $52 million to $125 million. The New Credit Facility was subsequently amended in June 1995. The New Credit Facility is a revolving line of credit which, in February 1997, will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75% over five and one-half years.

     Concurrent with the Company's Rule 144A Offering, the New Credit Facility was amended by and among the Company and its Lenders to permit issuance of the Notes. The approximate $49.4 million outstanding under the New Credit Facility was repaid with the proceeds of the Rule 144A offering.

ACQUISITIONS

     In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. In the first nine months of 1995, the Company acquired the paging assets of All City for $6.4 million, Signet for $9.0 million, Carrier for $6.5 million, Americom for $17.5 million, Lewis for $5.6 million and Gold Coast for $2.3 million and all the outstanding capital stock of Metropolitan for $21.0 million. In October 1995, the Company purchased substantially all of the paging assets of P&C for $9.5 million in cash. The twelve completed acquisitions were all accounted for as purchases and were funded either by borrowings under the New Credit Facility or proceeds from the sale of the Notes. Also in 1995, the Company signed letters of intent or definitive agreements to purchase the paging assets of SigNet Raleigh, Sun, Page One, RCS and Nationwide and all of the outstanding capital stock of Apple, Williams, Total and AGR. The nine pending acquisitions are expected to close in late 1995 or early 1996 and will be funded by proceeds from the sale of the Notes, borrowings under the New Credit Facility and issuances of shares of common stock of the Company. The pending acquisitions are subject to various conditions, including FCC, regulatory and other third-party approvals and the execution of definitive agreements.

     The Company has deferred payments outstanding related to the High Tech, Signet, Carrier, All City, Americom and Lewis acquisitions of $200,000, $4.2 million, $3.0 million, $350,000, $8.7 million and $2.1 million, respectively, which are due and payable one year from the closing of the respective transactions. These balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. In August 1995, the Company issued 44,166 shares of its common stock to ChiComm for full payment of the $950,000 deferred portion of the purchase price of ChiComm. The purchase prices for Contact, Radio Call, Metropolitan, Gold Coast and P&C were paid in full at closing.

     On July 25, 1995, the Company filed the 1995 S-3 to register 2,000,000 shares of the Common Stock to fund the deferred payments related to the purchase prices for the Company's acquisitions. The SEC declared the 1995 S-3 effective on October 6, 1995.

REGISTRATION STATEMENTS

     The Company filed an amendment to its Form S-4 Registration Statement on October 5, 1995, to register the Notes with the Securities and Exchange Commission under the Securities Act of 1993, as amended.

     On October 5, 1995, the Company filed an amendment to its Form S-3 Registration Statement to register 2,000,000 shares of the Common Stock to fund the deferred payments related to the purchase prices for the Company's acquisitions.

     The SEC declared the 1995 S-3 and the 1995 S-4 effective on October 6,
1995.

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

   10.6 - Asset Purchase Agreement dated September 30, 1995, regarding the acquisition of substantially all of the paging assets of Paging and Cellular of Texas, by and among CCI, Paging and Cellular of Texas and Daniel L. Sheppard.

   10.7 - Letter of Agreement dated October 10, 1995, regarding the acquisition of the outstanding capital stock of Cobbwells, Inc. dba Page One/Airtel, by and among CCI, Cobbwells, Inc. dba Page One/Airtel, James H. Cobb, III and Warren K. Wells.

   27   -  Financial Data Schedule.

(b) REPORTS ON FORM 8-K. On July 5, 1995, the Company filed a Current Report on Form 8-K relating to the Indenture of the Rule 144A Offering, the Certificate of Amendment to Restated Certificate of Incorporation of the Company and the new office lease agreement. On July 7, 1995, the Company filed a Current Report on Form 8-K relating to the acquisition of Americom. On September
    15, 1995, the Company filed a Current Report on Form 8-K relating to the acquisitions of Lewis and Gold Coast. On October 3, 1995, the Company filed a Current Report on Form 8-K/A relating to the acquisitions of Lewis and Gold Coast. On October 5, 1995, the Company filed a Current Report on Form 8-K/A-2 relating to the acquisitions of Lewis and Gold Coast.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ProNet Inc.
                                        (Registrant)



DATE: November 13, 1995             By:   /s/ Jan E. Gaulding
                                          ------------------------------
                                                 Jan E. Gaulding
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS

   Exhibit
   -------

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

   10.6 - Asset Purchase Agreement dated September 30, 1995, regarding the acquisition of substantially all of the paging assets of Paging and Cellular of Texas, by and among CCI, Paging and Cellular of Texas and Daniel L. Sheppard.

   10.7 - Letter of Agreement dated October 10, 1995, regarding the acquisition of the outstanding capital stock of Cobbwells, Inc. dba Page One/Airtel, by and among CCI, Cobbwells, Inc. dba Page One/Airtel, James H. Cobb, III and Warren K. Wells.

   27   -  Financial Data Schedule.