Form 10-K405
period 1995-12-31
PRONET INC /DE/
filed 1996-03-01
CIK 815553

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                             OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                              FOR THE TRANSITION PERIOD FROM TO

                            COMMISSION FILE 0-16029
                           --------------------------
                                  PRONET INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                            75-1832168
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification Number)
         6340 LBJ FREEWAY
           DALLAS, TEXAS                            75240
  (Address of principal executive                (Zip Code)
             offices)

        Registrant's telephone number, including area code: 214-687-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 Par Value
                                (Title of Class)
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1996 was approximately $171,712,905. As of February 26, 1996, there were 6,988,436 outstanding shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

    Portions of the registrant's Registration Statement on Form S-1 (File No. 33-14956) filed with the Commission on July 10, 1987, July 15, 1987 and July 29, 1987 are incorporated by reference into Part IV of this Form 10-K.

    Portions of the registrant's Current Reports on Form 8-K dated September 8, 1987, July 21, 1988, March 1, 1994, April 19, 1995, July 5, 1995, July 7, 1995
and  January 16, 1996  are incorporated by  reference into Part  IV of this Form
10-K.

    Portions of the registrant's Annual Report on Form 10-K for each of the years ended December 31, 1991 and 1994 are incorporated by reference into Part IV of this Form 10-K.

    Portions of the registrant's Quarterly Report on Form 10-Q for the each of the fiscal quarters ended June 30, 1994 and March 31, 1995 are incorporated by reference into Part IV of this Form 10-K.

    Portions of the registrant's Registration Statement on Form S-2 (File No. 33-85696) filed with the Commission on October 28, 1994 are incorporated by reference into Part IV of this Form 10-K.

    Portions of the registrant's Proxy Statement filed with the Commission on April 26, 1994 and April 24, 1995 are incorporated by reference into Part IV of this Form 10-K.

    Portions of the registrant's Registration Statement on Form S-4 (File No. 33-60925) filed with the Commission on July 7, 1995 are incorporated herein by reference into Part IV of this Form 10-K.

    Portions of the registrant's Registration Statement on Form 8-A dated April 7, 1995 are incorporated by reference into Part IV of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    ProNet Inc. ("ProNet" or the "Company") is one of the fastest growing wireless messaging providers in the United States. The Company focuses its activities in five geographic regions, or communication "SuperCenters" centered around major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The Company is a leading provider of paging services in 14 major metropolitan markets in the United States, including New York, Chicago, Dallas/Fort Worth, Houston, Charlotte and Los Angeles. As of December 31, 1995, the Company had 856,302 pagers in service, which was the sixth largest subscriber base of all publicly traded paging companies in the United States. Upon the completion of the acquisitions described in "Paging Operations -- Acquisitions," the Company will have approximately 1,035,000 paging subscribers.

    The Company is a Delaware corporation founded in 1982 with the purpose of providing paging services to hospitals, doctors and other healthcare providers. Prior to January 1994, the Company provided paging services solely to the healthcare industry. The Company is a solutions-oriented organization dedicated to individualized customer service which has concentrated on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. See "Strategy -- Enhanced Wireless Services and Products." By utilizing proprietary technologies to manage the under-served market of both the in-house and wide-area paging requirements of hospitals, the Company quickly became the premier provider of customized, enhanced wireless services to healthcare institutions in all of its major metropolitan markets. In 1988, the Company began to apply advanced wireless technology to the security business by marketing radio-activated electronic tracking systems to financial institutions. As of December 31, 1995, the Company's security systems consisted of 27,548 miniature radio transmitters, or "TracPacs," in service. See "Security Systems' Operations."

    In 1993, ProNet management recognized that its operating expertise combined with its presence in major metropolitan markets presented an opportunity to capitalize on the growing demand for pagers among both business users and the population at large. The Company believes that much of the future growth in pagers in service will occur in large population centers where demand from both business and individual subscribers will be primarily for metropolitan and/or regional coverage. In 1994, the Company began to market to these constituents through both direct and indirect distribution channels and began to pursue acquisitions that complemented its existing market presence. As a result of the Company's recent acquisition strategy, the Company primarily provides pagers in the commercial marketplace.

    In 1994, the Company completed the acquisitions of all of the outstanding capital stock of Contact Communications, Inc. ("Contact") and substantially all of the paging assets of Radio Call Company, Inc. ("Radio Call"), the RCC division of Chicago Communication Service, Inc. ("ChiComm") and High Tech Communications Corp. ("High Tech"). In 1995, the Company acquired the paging assets of Signet Paging of Charlotte, Inc. ("Signet"), Carrier Paging Systems, Inc. ("Carrier"), All City Communication Company, Inc. ("All City"), Americom Paging Corporation ("Americom"), Lewis Paging, Inc. ("Lewis"), Gold Coast Paging, Inc. ("Gold Coast") and Paging and Cellular of Texas, a Sole Proprietorship, ("Paging & Cellular") and all of the outstanding capital stock of Metropolitan Houston Paging Services, Inc. ("Metropolitan") and Apple Communication, Inc. ("Apple" and, the acquisition of Apple together with the acquisitions of Contact, Radio Call, ChiComm, High Tech, Signet, Carrier, All City, Americom, Lewis, Gold Coast, Paging & Cellular and Metropolitan, the "Completed Acquisitions"). Also in 1995, the Company signed definitive agreements or letters of intent to acquire substantially all of the paging assets of SigNet of Raleigh, Inc. ("Signet Raleigh"), RCS Paging, a

Division of Reisenweaver Communications, Inc. ("RCS") and Sun Paging Communications ("Sun") and all of the outstanding capital stock of Cobbwells, Inc. dba Page One ("Page One"), A.G.R. Electronics, Inc. and affiliates ("AGR"), Total Communications, Inc. ("Total"), Williams Metro Communications Corp. and affiliates ("Williams") and Nationwide Paging, Inc. ("Nationwide" and, the acquisition of Nationwide together with the acquisition of RCS, the "Pending Acquisitions"). In 1996, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Nationwide. Effective January 1, 1996, the Company completed the acquisitions of Sun and Signet Raleigh's assets and Page One's capital stock. Effective February 1, 1996, the Company completed the acquisitions of AGR, Total and William's stock. The Completed Acquisitions, the Pending Acquisitions, and the acquisitions of Sun, Signet Raleigh, Page One, AGR, Total and Williams are collectively referred to as the "Acquisitions".

    Set forth below is a table showing the Company's SuperCenters and the number of pagers in service in each market as of December 31, 1995:

                                             NUMBER OF PAGERS
                                                IN SERVICE
              SUPERCENTER                ------------------------
---------------------------------------   ACTUAL
       REGION          OPERATION CENTER     (1)     PRO FORMA (2)
---------------------  ----------------  ---------  -------------
Midwest                        Chicago     152,356       152,356
Northeast                     New York     281,133       281,133
South Central                  Houston     304,707       304,707
Southeast                    Charlotte      79,952       214,000
West                       Los Angeles      38,154        83,000
                                         ---------  -------------
  Total                                    856,302     1,035,196
                                         ---------  -------------
                                         ---------  -------------

------------------------
(1) Includes pagers in service of the Completed Acquisitions.

(2) Adjusted to include pagers in service of Sun, Signet Raleigh, Page One, AGR, Total, Williams and the Pending Acquisitions. See "Acquisitions."

STRATEGY

    The Company's strategy is to achieve rapid growth of its subscriber base and expand service offerings while maintaining its low cost operating structure. The Company believes that by further developing its SuperCenters, it will continue to realize the benefits of operational consolidation while maintaining the flexibility to react to regional market developments. Key elements of the Company's operating strategy include:

    GEOGRAPHIC CONCENTRATION. ProNet management believes that focusing the Company's planned growth strategy around its SuperCenters allows the Company to receive the greatest benefit for each dollar invested and will most effectively address anticipated demand by new paging subscribers for metropolitan and/or regional coverage. ProNet ultimately intends to offer coverage to more than 60% of the United States population through its SuperCenters encompassing the Northeast (anchored by New York City), Midwest (anchored by Chicago), Southeast (anchored by Charlotte), South Central (anchored by Houston) and the West (anchored by Los Angeles).

    SELECTIVE ACQUISITIONS. The Company attributes a substantial portion of its growth to acquisitions of commercial paging companies in its SuperCenter regions. ProNet carefully screens and evaluates acquisition candidates according to their synergistic qualities such as technical and operational characteristics, frequency compatabilities, geographic coverage and distribution capabilities within the SuperCenter strategy. Through technical, operational and financial field teams, each new acquisition is quickly and thoroughly integrated into the existing SuperCenter operations to maximize cost savings and operating efficiencies. Since January 1, 1994, the Company has completed 19 acquisitions and signed definitive agreements with respect to two additional acquisitions that are expected to close in 1996.

    INCREASE MARKET PENETRATION. ProNet intends to become a market leader in both its current and future markets by utilizing a variety of existing distribution channels and by continually exploring new channels. The Company uses its highly trained direct sales force to target businesses, medical institutions and individual customers. The Company also sells paging services through non-exclusive agreements with resellers or agents and through local and regional retailers. Emphasis on any one channel in a particular region is dictated  by  market  characteristics  and  business  opportunities.  Based upon industry analyst estimates, the Company maintained a monthly disconnect ("churn") rate significantly below the industry average. Churn is the number of customers discontinuing service each month as a percentage of the total subscriber base. The Company's emphasis on customer service and system reliability is intended to enable the Company to continue to maintain this below average monthly churn rate and thereby further strengthen its market share within its SuperCenters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    COST EFFICIENT PROVIDER. The Company operates efficiently through consolidation of key operating functions in one location per SuperCenter and through the elimination of redundant operations in acquired companies. The Company believes that subscriber volume, automation and shared overhead will allow each SuperCenter to be one of the most cost efficient providers in its marketplace.

    ENHANCED WIRELESS SERVICES AND PRODUCTS. ProNet currently offers a number of enhanced wireless products and services. The Company's proprietary Intelligent Processing Terminal ("IPT") system for large corporate accounts is a multi-tasking wide-area communications system capable of managing a company's in-house and wide-area paging requirements within a single system. The Company also offers value-added paging services such as voice-mail, simultaneous group paging, news and sports highlights, stock quotes, remote alpha entry and other specialized marketing applications. ProNet's security systems, consisting of TracPacs and tracking receivers, provide a wireless solution to the specialized asset recovery needs of various governmental agencies and business customers. The Company expects to offer additional enhanced services and technologies as they become available.

PAGING INDUSTRY OVERVIEW

    The paging industry has been in existence since 1949 when the Federal Communications Commission ("FCC") allocated a group of radio frequencies for use in providing one-way and two-way types of mobile communications services. Throughout its history, the paging industry has been characterized by substantial growth, technological change and consolidation. Historically, the paging industry has been highly fragmented, with a large number of small, local operators. During the 1980s and early 1990s, concentration in the paging industry increased as certain paging companies grew rapidly either internally or through acquisitions. As a result, based on industry sources, approximately 65% of the estimated number of pagers in service in the United States are currently provided by the 20 companies in the industry having the largest subscriber bases, including ProNet. However, several thousand other small licensed paging companies remain in existence in the United States, many of whom continue to provide only local paging services. The Company believes that the paging industry will be characterized by further consolidation, providing the Company with potential acquisition and growth opportunities.

    Industry sources indicate that the number of pagers in service in the United States has been growing at a compound annual rate of 26-29% over the last 10 years and that there are currently approximately 34 million pagers in service in the United States, which represents a penetration rate of approximately 14% of the population. This growth rate is expected to continue; industry analysts estimate there will be 60 million paging subscribers in the United States by the year 2000. Factors that are expected to contribute to this growth include (i) increasing mobility of the population, (ii) movement toward a service-based economy, (iii) growing consumer awareness of the benefits of mobile communications, (iv) technical advances in equipment and services offered, and
(v) continuing price efficiencies in equipment and services offered. Future technological developments in the paging industry may include new paging services such as "confirmation" or "response" paging, which will have the ability to send a message back to the paging system that confirms the receipt of a paging message, digitized voice paging, two-way paging and notebook and sub-notebook computer wireless data applications.

    Paging provides a communications link to a paging service subscriber throughout the coverage area. Each paging subscriber is assigned a distinct paging number which the caller dials to activate the subscriber's pager. When a telephone call for a subscriber is received at a computerized paging terminal, a signal is sent to a primary or "link" transmitter, which in turn transmits the signal to transmitting substations located on various broadcast towers throughout the transmission area. The signal is then simultaneously broadcast from each transmitter, blanketing the entire service area, causing the subscriber's pager (a pocket-sized radio receiver carried by the subscriber) to emit a beep or vibrate. In most cases, the subscriber is provided with additional information from the caller such as a phone number or alpha message. Depending on the type of pager in use, the subscriber may respond based on information displayed by the pager or by calling his or her home or office to receive the message. A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location. Compared to a cellular telephone, a pager is smaller, has a longer battery life and, most importantly, is substantially less expensive to use. In fact, some consumers use a pager in conjunction with or in lieu of a cellular telephone to screen incoming calls and to lower or eliminate the expense of cellular telephone service.

PAGING OPERATIONS

PAGING SERVICES

    BASIC SERVICES. The Company currently provides various types of paging services utilizing two different types of pagers: (1) digital display pagers, which permit a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired, and (2) alphanumeric display pagers, which allow the subscriber to receive and store text messages of up to 6,000 characters. The Company's paging systems are equipped to provide each type of paging service in all of its markets. As of December 31, 1995, digital display pagers accounted for more than 90% of the Company's pagers in service.

    Subscribers may lease or purchase pagers and pay an access fee for the Company's paging system. Each subscriber enters into a service contract which provides for the purchase or lease of pagers and the payment of the access fee. The Company's contracts with large unit volume subscribers are typically for three- to five-year terms, while contracts for smaller subscribers are typically for one-year terms with annual renewals. The combined lease and access fee of a single leased pager currently ranges from approximately $3.00 to $25.00 per month, depending upon the type of pager and the optional features selected. The Company charges a monthly access fee for service to each customer owned and maintained ("COAM") pager ranging from $2.00 to $15.00. Volume discounts on lease costs and access fees are typically offered to large unit volume subscribers. Prior to 1994, the Company delivered paging services solely to members of the healthcare industry. However, most of the Company's growth since January 1994 has resulted from, and much of the Company's future growth is expected to result from, the addition of non-healthcare subscribers, such as small businesses and individual consumers, many of whom will purchase and maintain their own pagers rather than lease their pagers from the Company. This may tend to reduce the Company's average revenue per unit ("ARPU") because such subscribers will not generate leasing revenues.

                                                                               OWNERSHIP OF PAGERS IN SERVICE
                                                                   ------------------------------------------------------
                                                                                        DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                       1995 (1)           1994 (2)             1993
                                                                   ----------------   ----------------   ----------------
                                                                   NUMBER   PERCENT   NUMBER   PERCENT   NUMBER   PERCENT
                                                                   -------  -------   -------  -------   -------  -------
Company owned and leased to
 subscribers.....................................................  280,339    33%     165,359    47%     106,600    82%
Subscriber owned (COAM)..........................................   44,418     5%      20,163     6%      23,400    18%
Retail counters..................................................   46,934     5%       1,675     0%          --    --
Resellers........................................................  484,611    57%     166,633    47%          --    --
                                                                   -------  -------   -------  -------   -------  -------
    Total........................................................  856,302   100%     353,830   100%     130,000   100%
                                                                   -------  -------   -------  -------   -------  -------
                                                                   -------  -------   -------  -------   -------  -------

------------------------
(1) Includes approximately 373,700 pagers in service acquired in the Signet, Carrier, Metropolitan, All City, Americom, Lewis, Gold Coast and Apple acquisitions in 1995.

(2) Includes approximately 180,000 pagers in service acquired in the Contact, Radio Call, ChiComm and High Tech acquisitions in 1994.

    ENHANCED SERVICES. The Company currently offers a number of enhanced products and services. In 1988, recognizing the need for a comprehensive, fully integrated facilities-based communication system, the Company introduced its IPT, a multi-tasking communications system capable of managing, within a single system, both the in-house and wide-area paging requirements of a business. The IPT is a sophisticated paging terminal located at the business facility and is designed to distribute pager traffic over multiple frequencies simultaneously. With the IPT, the user controls the processing and distribution of paging traffic and manages its pager database through statistical analysis of paging traffic and pager inventory control tools. As a result of recent marketing alliances with certain paging equipment manufacturers such as Glenayre Technologies, Inc. ("Glenayre") and Motorola Inc. ("Motorola"), the Company is providing enhancements to the IPT such as voice messaging, automated telephone answering services and equipment monitoring capabilities. The Company had 114 IPTS installed and in operation as of December 31, 1995. The Company also offers value-added paging services such as voice-mail, simultaneous group paging, news and sports highlights, stock quotes, remote alpha entry and other specialized marketing applications.

    RESELLERS. In addition to providing paging services for pagers that either are Company owned and leased to subscribers or are COAM, the Company sells pagers to third parties who, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging services under marketing agreements. See "Marketing."

MARKETING

    The Company markets its paging services through four separate channels:

    DIRECT SALES FORCE. The Company recruits, trains and manages its own sales representatives, which it believes are distinguished by their extensive training and low turnover. The Company's sales representatives are based in each of the Company's 14 major metropolitan markets, which gives the representatives the flexibility to react and adapt to changes within their specific region. The direct sales force is supported through a variety of communications, advertising and media resources which promote the Company's paging services through telemarketing, direct mail, billboard, radio, print and Yellow Page advertising. Referrals from existing subscriber accounts are also solicited as sources for direct sales.

    RESELLERS. In addition to offering paging services directly to end users, the Company also provides commercial paging services indirectly through marketing agreements with resellers. Typically, the Company offers these resellers paging services in bulk quantities at wholesale monthly rates that are lower than the Company's regular rates through its direct sales channel. The Company's costs of handling and billing such reseller accounts are generally lower on a per pager basis than the costs of handling and billing its other accounts. Management believes that this sales channel generates attractive incremental cash flow and enables the Company to increase operating efficiencies and lower per unit costs by further amortizing its network infrastructure investment over a larger subscriber base. In addition, because resellers bear the economic burden of pager capital investment, direct selling expense and certain administrative costs, management believes that the resulting cash flow stream from pagers serviced through resellers represents an attractive return on the Company's total capital investment.

    COUNTER PROGRAM. In 1994, the Company initiated a pilot program to develop a direct retail distribution channel through retail stores, or "counters". The Company currently is operating five such stores in North Texas that sell pagers under the trademark "AirWare-TM-". Through various acquisition in 1995 and the first quarter of 1996, the Company has added over thirty other counters in the Southeast and the Midwest which continue to operate under their existing names. The Company believes that this distribution channel may offer an excellent opportunity to expand awareness of pagers, access the general consumer marketplace and increase the total number of pagers in service. The Company believes that counter locations increase "walk-in" traffic, particularly from non-business users. Furthermore, the Company believes that counters will generally be less costly to establish than centralized office locations, which may enable the Company to enter new markets or expand in existing markets with lower initial capital expenditures and start-up costs, while retaining the ability to expand by adding new locations in response to market demand.

    LOCAL AND REGIONAL RETAILERS. The Company also markets its paging products and services through local and regional retailers. Although the Company does not presently intend to concentrate in this area, the emphasis of this channel of distribution will be dictated by market characteristics and business opportunities.

DIVERSIFICATION OF SUBSCRIBER BASE

    The Company's recent utilization of additional channels of distribution has resulted in a diversification of its subscriber base. Its historical focus on direct sales to the healthcare customer created a customer base which primarily leased its pagers, resulting in higher service revenues and fewer pager equipment sales. The overall subscriber base has shifted from leased to COAM pagers as the Company has emphasized marketing through its reseller and retail distribution channels.

ACQUISITIONS

    In 1993, as part of its overall strategy to capitalize on the growing demand for pagers among commercial users and consumers in general, the Company announced its plan to commence acquiring paging businesses within its SuperCenter regions. Since this announcement, the Company has purchased or entered into definitive agreements to purchase the paging operations described as follows:

                                                           STATUS OF            PAGERS IN
ACQUISITION                     LOCATION(S)               ACQUISITION          SERVICE (1)      PURCHASE PRICE
-------------------------  ----------------------  -------------------------  -------------  --------------------
CLOSED ACQUISITIONS
Contact                        New York City       Closed  3-01-94                91,000     $    19.0 million
Radio Call                     New York City       Closed  8-01-94                57,000           7.8 million
ChiComm                           Chicago          Closed  8-01-94                30,000           9.8 million
High Tech                    Chicago and Texas     Closed 12-31-94                 2,000           0.9 million
Signet                           Charlotte         Closed  3-01-95                30,000           9.0 million
Carrier                        New York City       Closed  4-01-95                31,200           6.5 million
Metropolitan                      Houston          Closed  5-01-95               150,000          21.0 million
All City                         Milwaukee         Closed  5-01-95                20,000           6.4 million
Americom                          Houston          Closed  7-01-95                80,000          17.5 million
Lewis                             Georgia          Closed  9-01-95                15,000           5.6 million
Gold Coast                        Florida          Closed  9-01-95                 6,000           2.3 million
Paging & Cellular                 Houston          Closed 10-01-95                     0(2)        9.5 million
Apple                             Chicago          Closed 12-01-95                41,500          13.0 million
Sun                               Florida          Closed  1-01-96                12,000           2.3 million
Signet Raleigh                    Raleigh          Closed  1-01-96                13,000           8.7 million
Page One                          Georgia          Closed  1-01-96                30,000          19.7 million
AGR                               Florida          Closed  2-01-96                50,000           6.5 million
Total                             Florida          Closed  2-01-96                13,000           2.2 million
Williams                          Florida          Closed  2-01-96                 6,500           2.7 million
                                                                              -------------  --------------------
Total Closed
 Acquisitions                                                                    678,200         170.4 million

PENDING ACQUISITIONS
                                                   Definitive Agreement
RCS                            North Carolina      signed on 11-16-95
                                                   Definitive Agreement
Nationwide                      Los Angeles        signed on 1-09-96              54,000(3)       12.3 million(3)
Total Pending
 Acquisitions                                                                     54,000          12.3 million
                                                                              -------------  --------------------
Total Acquisitions                                                               732,200     $   182.7 million
                                                                              -------------  --------------------
                                                                              -------------  --------------------

------------------------
(1) As of the closing date or the date of execution of the definitive agreement, as applicable.

(2) Paging & Cellular was the Company's largest reseller serving more than 40,000 subscribers in Texas.

(3) Represents aggregate amounts for RCS and Nationwide.

    The Company employs a variety of criteria in evaluating acquisitions of commercial paging businesses. An ideal acquisition candidate is located in one or more of the Company's targeted regions, has good spectrum resources, geographic service coverage, distribution characteristics and growth opportunities, and demonstrates the potential for achieving operating and financial efficiencies when integrated into the SuperCenters. Following completion of an acquisition, the Company has achieved and will continue to seek to achieve such efficiencies by consolidating staff, eliminating duplicative overhead and integrating the acquired billing, collections and related operations into the

SuperCenters and common information system. The Company believes that many excellent opportunities remain for it to acquire commercial paging companies and to achieve economies of scale and greater penetration within selected regions in the United States.

    The Company believes that the revolving line of credit which was increased to $125 million in February 1995, should position the Company to continue to pursue its acquisition strategy in 1996, subject to certain debt covenants. See "Management's Discussion of Financial Condition and Results of Operations." Accordingly, the Company intends to continue to pursue its aggressive acquisition strategy.

COMPETITION

    The Company faces direct competition in all of its paging markets. Competition for subscribers to the Company's paging services is based primarily upon the quality and price of services offered and the geographic area covered. The Company competes by emphasizing its commitment to customer service and the reliability and performance of its paging systems.

    Competitors in most markets include one or more radio common carriers, private radio carriers, telephone company affiliates and equipment manufacturers. Although competitors include small, privately-owned companies serving only one market area, others are publicly-held corporations and other large companies that have greater financial resources than the Company.

    The Company's strategy is to target users of metropolitan and regional paging services. The Company also resells nationwide paging services if required by its customers. Many publicly-held corporations and other large companies in the paging industry are increasingly focusing upon providing nationwide paging services, while many smaller, privately-owned competitors lack the financial and managerial resources and economies of scale to compete effectively with the Company in providing metropolitan and regional paging services. As a result, while competition in the market for metropolitan and/or regional paging services remains intense, the Company believes that its regional strategy has positioned the Company to compete most effectively with both large and small paging firms.

    A variety of wireless two-way communication technologies, including cellular telephones and personal communications services, are currently in use or under development. Although these technologies currently are more highly priced than paging services or are not commercially available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. In addition, future technological advances in the telecommunications industry could create new services or products competitive with the paging services currently provided by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services, such as narrowband Personal Communication Services ("PCS") which will increase the amount of spectrum available for paging or similar services. Moreover, changes in technology could lower the cost of competitive services and products to a level at which the Company's services and products would become less competitive or the Company would be required to reduce the prices of its services and products. There can be no assurance that the Company will be able to develop or introduce new services and products to remain competitive or that the Company would not be adversely affected in the event of such technological developments.

NETWORK DESIGN AND SOURCES OF EQUIPMENT AND PAGERS

    As part of its paging operations, the Company sells, leases and repairs pagers. In developing its paging systems, the Company seeks to achieve optimal building penetration and wide-area coverage. Paging services are initiated when a telephone call is placed to a paging terminal. These state-of-the-art terminals, which the Company maintains within its SuperCenters and service centers, have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal.

    The Company does not manufacture any of the transmitting and computer equipment or pagers used in providing its paging services, but instead purchases such equipment and pagers from multiple sources. The Company anticipates that such equipment and pagers will continue to be available in the foreseeable future, subject to normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging equipment manufactured by multiple suppliers, the Company is able to design its systems without depending upon any single source of equipment. The Company continuously evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and the selection of products and services to be offered to its subscribers.

    In order to achieve significant cost savings from volume purchases, the Company currently purchases substantially all its pagers from Motorola. The Company purchases its transmitters from two competing sources and its paging terminals from Glenayre, a manufacturer of mobile communications equipment. The paging system equipment in existing markets has significant capacity for future growth.

REGULATIONS AND LICENSES

    The paging systems owned by the Company are subject to regulation by the FCC pursuant to the Communications Act of 1934 (the "Act"). The Company, or its wholly-owned subsidiaries, currently holds FCC licenses for radio common carrier ("RCC"), Special Emergency Radio Service ("SERS"), 929 MHz private carrier, and Business Radio Service ("BRS") frequencies, which are used to provide one-way paging service. In one market where the SERS license is held by a local hospital association, the Company acts as operator and manager of the paging system, subject to the licensee's ultimate control and authority.

    SERS and BRS frequencies are licensed by the FCC on a shared basis. (RCC frequencies are licensed on an exclusive basis.) When a frequency is shared by more than one licensee in the same geographic area, technical measures must frequently be implemented to prevent each licensee from interfering with another's transmissions. Based on its experience to date, the Company believes that the quality and reliability of its paging systems are not impaired by sharing frequencies with other SERS and BRS licensees.

    The FCC now issues licenses for thirty-five 929 MHz private carrier paging channels on an exclusive basis to operators who construct systems with the requisite number of transmitters in a specific geographic area. The Company holds two exclusive licenses for a 929 MHz system in New York City and surrounding areas, and one license each for systems in Chicago and Houston. The Company is in the process of acquiring additional exclusive licensees for 929 MHz frequencies.

    The Company's RCC licenses have ten year terms that expire in April 1999; prior to the expiration date, renewal applications must be filed with the FCC. The Company's 929 MHz and BRS licenses have five and ten year terms, depending on the date of issuance; licenses issued since 1995 have ten year terms. The Company's SERS licenses have five year terms.

    Renewal applications for RCC, 929 MHz and BRS frequencies are routinely granted where the licensee has provided "substantial" service and has complied with FCC rules and regulations. SERS licenses are renewed where the licensee is in compliance with FCC rules and regulations. Although the Company is unaware of any circumstance that would prevent grant of any renewal application, no assurance can be given that any of the Company's licenses will be renewed. If licenses are not renewed by the FCC, then alternative spectrum will have to be obtained and the underlying system reconfigured.

    The FCC may temporarily or permanently restrict operation of any licensed facility to eliminate or resolve signal interference caused by that operation. The FCC may also revoke or condition licenses, or impose fines or forfeitures for failure to comply with either the terms and conditions of the license or the provisions of the Act or any FCC rule, regulation or order issued pursuant to the Act.

SECURITY SYSTEMS' OPERATIONS

GENERAL

    As one of its enhanced wireless communications services, through its wholly-owned subsidiary, Electronic Tracking Systems Inc. ("ETS"), which operates under the name of ProNet Tracking Systems ("PTS"), the Company markets radio-activated electronic tracking security systems primarily to financial institutions throughout the United States. The systems consist of radio transmitters, or "TracPacs," which are disguised in items of value. When such an item is removed from a financial institution without authorization, the TracPac signals the appropriate law enforcement authorities, who in turn follow the signal generated by the TracPac to recover the item and apprehend the suspect.

    The underlying technology of paging and security systems is essentially the same; the security systems employ paging technology in reverse order. A tracking network consists of a series of receivers within a geographic area that receive signals from the TracPac, while a paging network consists of a system of transmitters within a geographic area that sends signals to a receiver (the pager). The Company owns the security systems' receiving equipment and TracPacs and leases the TracPacs to its customers for a monthly fee.

    The Company presently operates 29 security systems in 23 major metropolitan markets within the United States. The Company had 27,548 TracPacs under lease to its customers as of December 31, 1995. The Company expects to expand its security systems' operations within the Company's current markets and to expand into new geographic markets in the United States. The Company is also exploring expansion opportunities in foreign markets.

MARKETING

    When the Company expands into a new market, it typically enters into an agreement and establishes a close working relationship with the local law enforcement authorities to install receiving equipment, conduct officer training and provide system maintenance at no cost to the authorities. In return, the authorities monitor  the  systems 24  hours  a  day and  provide  all  necessary telephone lines and the facilities for the management of the receiving equipment. The ability to enter a market depends upon the cooperation of the local law enforcement authorities, the willingness of local financial institutions to evaluate and test the security systems, and the size and complexity of the security coverage area.

    The Company markets its security systems directly to banks, savings institutions, credit unions and other financial institutions and to retail operations that maintain valuables that may present a security risk. A full or part-time employee in each market is responsible for local service, customer and police training and demonstrations. In its marketing, the Company emphasizes improved recovery rates of stolen property, improved criminal apprehension rates, related crime rate reduction through apprehension of repeat offenders, and the direct alarm interface to the local law enforcement authorities.

COMPETITION

    The Company is unaware of any product that is substantially similar to or competes directly with the TracPac. The TracPac's primary indirect competition consists of "gas and dye" packs that, upon being taken from a building, are triggered and explode, emitting tear gas and dye. The Company also competes with other forms of security such as video cameras, security guards, bandit barriers and silent alarm systems. The Company believes that its TracPac product is superior to other forms of security because of the direct interface with the local law enforcement authorities and its proven record of asset recovery and related crime rate reduction.

SOURCES OF EQUIPMENT

    All equipment used in the security systems business is assembled by the Company with some sub-assemblies manufactured to Company specifications by outside vendors. The materials required for TracPacs and other tracking equipment are readily available from several sources.

REGULATIONS, LICENSES AND PATENTS

    The PTS systems operated and leased by the Company are subject to regulation by the FCC pursuant to the Act. ETS operates under experimental licenses granted by the FCC for the nonexclusive use of radio frequencies for the operation of the PTS systems. The FCC issues experimental licenses for a two-year time frame, and the Company's current licenses will expire on October 1, 1996. The licenses may be withdrawn by the FCC at any time and are subject to renewal by the FCC upon expiration. The licenses have been routinely renewed every two years since initially granted to the previous owner in 1974. Accordingly, the Company currently has no reason to believe that the FCC will withdraw the experimental licenses or that such licenses will not be renewed by the FCC prior to expiration upon the filing of a timely renewal application by the Company, unless the FCC acts to modify its rules to adopt regulations that will permit the operation of the PTS system on a regular (i.e., non-experimental) basis. In this respect, the Company filed a petition with the FCC in November 1993 that would provide permanent spectrum for operation of PTS systems. In response to the Company's petition, on April 25, 1995, the FCC proposed to allocate permanent spectrum for the operation of PTS systems. SEE USE OF THE 216-217 MHZ BAND FOR LOW POWER RADIO AND AUTOMATED MARITIME COMMUNICATIONS SYSTEM OPERATIONS, WT Docket No. 95-56. The Company anticipates the FCC will finalize this action in 1996.

    The Company has licenses from the seller of the PTS product line for the use of technology and software related to the systems. The software license is perpetual; and the technology license expires in 1996.

EMPLOYEES

    The Company employed approximately 584 full- and part-time personnel as of December 31, 1995, none of whom are subject to collective bargaining arrangements. The Company believes that its relationship with its employees is excellent.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

    The nature of the business activities conducted by the Company subjects the Company, its stockholders and the holders of the Company's indebtedness to certain risks. The following is a summary of some of the material risks relating to the Company's business activities.

ACQUISITIONS AND GROWTH STRATEGY

    The Company intends to continue to pursue an aggressive acquisition strategy. Since January 1, 1994, the Company has purchased 19 paging operations. The Company is currently a party to definitive agreements to purchase two additional paging companies, representing approximately 54,000 pagers in service in the aggregate. No assurances can be given that the Pending Acquisitions will be consummated, that further suitable acquisition candidates can be found or purchased on favorable terms, or that the Pending Acquisitions, if completed, will be successful. Prior to 1994, the Company delivered paging services solely to members of the healthcare industry. However, much of the Company's growth since 1994 has resulted from, and much of the Company's future growth is expected to result from, the addition of non-healthcare subscribers such as small businesses and individual consumers. Many of these subscribers purchase and maintain their own pagers rather than lease their pagers from the Company. Future growth through the addition of such subscribers may tend to reduce the Company's ARPU because such subscribers will not generate leasing revenues. Marketing and providing paging services to such businesses and consumers can vary significantly from marketing and providing such services to healthcare subscribers. No assurances can be given that the Company will be successful in the general marketplace. See "Business -- Strategy."

HIGH DEGREE OF LEVERAGE; RESTRICTIONS IMPOSED BY LENDERS

    The Company is highly leveraged. At December 31, 1995, the Company had approximately $99.3 million of debt outstanding and the Company's long-term debt as a percentage of total capitalization was approximately 67%.

    The Company's high degree of leverage will have important consequences to the Company, including the following: (i) the ability of the Company to obtain additional financing in the future for acquisitions, working capital, capital expenditures or other purposes, should it need to do so, may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of the Company's interest expense, which will reduce the funds available to the Company for its operations and future business opportunities; (iii) the Company may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally.

    The Company's credit facility and the indenture governing the Company's senior subordinated notes contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to incur other indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in mergers and consolidations and other acquisitions. If the Company fails to comply with these covenants, the lenders will be able to accelerate that maturity of the applicable indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities" and "-- Senior Subordinated Notes."

DEBT SERVICE; DEFICIT OF EARNINGS TO FIXED CHARGES

    For the year ended December 31, 1995, the Company's earnings were insufficient to cover fixed charges by $7.6 million. The ability of the Company to continue making payments of principal and interest on its indebtedness will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), will affect its performance. Because borrowings under the Company's credit facility will bear interest at rates that will fluctuate with certain prevailing interest rates, increases in such prevailing interest rates will increase the Company's interest payment obligations and could have an adverse effect on the Company. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available, or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

HOLDING COMPANY STRUCTURE

    Because the Company operates a significant portion of its business through its subsidiaries, the Company's cash flow and its ability to service debt are substantially dependent upon the cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company through loans, dividends or otherwise. The subsidiaries, however, are legally distinct from the Company and have no obligation, contingent or otherwise, to make any funds available for such payment. The ability of the Company's subsidiaries to make such payment will be subject to applicable state laws. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's indebtedness. Except as otherwise permitted in the indenture governing the Company's senior subordinated notes, the Company's subsidiaries may not incur indebtedness. However, all of the Company's subsidiaries are guarantors of the indebtedness under the Company's credit facility and have granted security interests in substantially all of their assets to secure such indebtedness. As a result of these factors, the

Company's   senior  subordinated  notes  are  effectively  subordinated  to  all liabilities of the Company's subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

FUTURE PROFITABILITY

    The Company was profitable in 1993 and 1994. However, due to the incurrence of significantly greater general and administrative expenses and depreciation, amortization and interest expenses in 1995 as a result of the Company's recent acquisitions of commercial paging companies and the offering of the Company's senior subordinated notes, the Company was not profitable in 1995. Such increased expenses may continue, and, if continued, will reduce net income and may contribute to the Company's incurrence of losses in future periods. In any event, no assurances can be given that the Company will achieve profitability. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSCRIBER TURNOVER

    The results of operations of paging service providers such as the Company may be significantly affected by subscriber cancellations. In order to realize net growth in pagers in service, disconnected users must be replaced and additional  users  must  be  added.  However,  the  sales  and  marketing  costs associated with attracting new subscribers are substantially relative to the costs of providing service to existing customers. Although the Company's current churn rate is below the industry average, the Company anticipates that it may experience a higher churn rate in the future among small businesses, individual consumers and other non-healthcare subscribers than it has experienced historically. A significant increase in the Company's subscriber cancellation rate may adversely affect the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION AND TECHNOLOGICAL CHANGE

    The Company faces direct competition in all of its paging markets. Some of the Company's competitors, which include certain national and regional paging companies and Regional Bell Operating Companies, possess greater financial and other resources than the Company. There can be no assurance that additional competitors will not enter markets served by the Company or that the Company will be able to continue to compete successfully. In addition, the telecommunications industry is characterized by rapid technological change. Future technological advances in the industry may result in the availability of new services or products that could compete directly with the services and products being provided or developed by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such new services and products. Moreover, changes in technology could lower the cost of competitive services and products to a level at which the Company's services and products would become less competitive or the Company would be required to reduce the prices of its services and products. There can be no assurance that the Company will be able to develop or introduce new services and products to remain competitive or that the Company will not be adversely affected in the event of such technological developments. See "Business -- Paging Operations -- Competition" and "-- Security Systems' Operations -- Competition."

GOVERNMENT REGULATION

    The paging industry and the PTS systems operated and leased by the Company are subject to regulation by the FCC and, depending on the jurisdiction, may be regulated by state regulatory agencies. There can be no assurance that either the FCC or those state agencies having jurisdiction over the Company's business will not adopt regulations or take other actions that would adversely affect the business of the Company. See "Business -- Paging Operations -- Regulations and Licenses" and "-- Security Systems' Operations -- Regulations, Licenses and Patents."

RELIANCE ON SELECT GROUP OF EXECUTIVES

    The Company believes that its success will depend to a significant extent on the efforts and abilities of a relatively small group of executive personnel. The loss of services of one or more of these key executives could adversely affect the Company. The Company does not maintain "key man" life insurance policies on its executives. However, the Company has entered into three-year employment agreements with Jackie R. Kimzey, the Company's Chairman and Chief Executive Officer, and David J. Vucina, the Company's President and Chief Operating Officer. See "Directors and Executive Officers of the Registrant."

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events and results may materially differ from the anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risks Associated with Business Activities."

ITEM 2.  PROPERTIES

    The Company currently leases approximately 27,150 square feet of office space in Dallas, Texas, which is also the location of its executive offices. This lease provides for rental at an effective rate of approximately $24,000 per month and expires in September 2000. The Company also leases office space for its SuperCenters, paging terminals and marketing office locations in each of the metropolitan areas where it has paging operations, as well as over 35 counter locations. Such leases provide for effective monthly rental rates ranging from $100 to $17,000 per month and expire on various dates through 2001.

    The Company's transmitters for its paging systems are located on commercial broadcast towers, buildings and other fixed structures. The Company has leases and other agreements and arrangements relating to its transmitter sites. The Company's receiving equipment for its PTS security product is located on fixed structures and buildings, owned and managed primarily by the law enforcement authorities participating in the PTS system. The Company has agreements relating to its use of these sites.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock ("Common Stock") trades on the Nasdaq National Market tier of the Nasdaq National Market-SM- under the symbol "PNET."

    The following table sets forth the range of high and low last reported sales prices for the Company's common stock as reported by the NASDAQ National Market System for the periods indicated. At February 26, 1996, the number of record holders of the Company's common stock was 180 and the approximate number of beneficial shareholders was 2,000.

                                                          1995                  1994
                                                   ------------------    ------------------
                                                    HIGH        LOW       HIGH        LOW
                                                   -------    -------    -------    -------
1st Quarter.....................................   $19        $13 7/8    $14 3/8    $11
2nd Quarter.....................................    22 1/8     17 3/4     13         10 3/4
3rd Quarter.....................................    32 1/8     20 1/4     16 5/8     11 1/8
4th Quarter.....................................    30 13/16   23 3/4     16 1/8     13 1/2

    The Company has not paid any dividends since its incorporation and does not anticipate paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain earnings to finance the expansion of operations and to fund acquisitions. Moreover, the Company's credit facility and the indenture governing the Company's senior subordinated notes prohibit the payment of dividends or other distributions on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below are selected financial data for the Company for each of the last five years.

                                                                          YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                         1995         1994         1993         1992         1991
                                                      -----------  -----------  -----------  -----------  -----------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGE, RATIO,
                                                                        UNIT AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Service revenues (1)..............................  $    56,108  $    33,079  $    19,234  $    16,845  $    15,084
  Product sales (2).................................       10,036        6,639        2,040        1,855        1,466
                                                      -----------  -----------  -----------  -----------  -----------
  Total revenues....................................       66,144       39,718       21,274       18,700       16,550
  Depreciation and amortization expenses............       18,662        8,574        4,656        4,077        3,748
  Operating income (loss)...........................         (270)       3,189        2,732        1,834        1,223
  Interest expense..................................        8,640        1,774          292          310          425
  Income (loss) before extraordinary item...........       (7,697)         693        1,574        1,754          794
  Net income (loss).................................       (7,697)         693        1,574        1,754        1,312
  Net income (loss) per share:
    Before extraordinary item.......................        (1.23)        0.16         0.40         0.43         0.20
    Net income (loss)...............................        (1.23)        0.16         0.40         0.43         0.33
BALANCE SHEET DATA:
  Total assets......................................      186,969       73,273       30,296       28,128       26,599
  Long-term debt including current maturities.......       99,319        9,500        3,400        3,629        4,984
  Total liabilities.................................      137,413       23,038        9,937        8,325        8,397
  Total stockholders' equity........................       49,556       50,235       20,359       19,803       18,202
OTHER DATA:
  Pagers in service at end of period................      856,302      353,830      130,000      114,356      103,157
  TracPacs in service at end of period..............       27,548       27,595       25,841       19,210       13,846
  Pagers in service per employee (3)................        1,619        1,325        1,000          880          570
  ARPU -- Paging (4)................................  $      6.57  $      8.51  $     10.23  $     10.48  $     10.64
  ARPU -- TracPac (5)...............................        15.90        16.52        15.90        14.75        15.00
  Operating, general and administrative costs per
   paging subscriber (6)............................         3.53         3.30         5.33         5.13         4.80
  Cash flow from operating activities (7)...........       12,298        9,821        7,144        6,720        3,493
  EBITDA (8)........................................       18,392       11,763        7,388        5,911        4,971
  EBITDA margin (9).................................           32%          36%          36%          34%          32%
  Capital expenditures (10).........................  $    17,528  $     5,777  $     5,497  $     5,523  $     4,193
  Ratio of total debt to EBITDA (11)................         5.4x         0.8x           --           --           --
  Ratio of EBITDA to interest expense...............          2.1          6.6         25.3         19.1         11.7

------------------------
(1) Service revenues consist of fixed monthly, quarterly, annual and bi-annual service and leasing fees.

(2) Product sales include pager and paging equipment sales and other security systems' income.

(3) Calculated by dividing pagers in service at the end of such month by the number of employees at the end of the period presented. This calculation excludes employees directly related to the security systems business.

(4) ARPU -- Paging (average revenue per paging unit) is calculated by dividing paging systems' average monthly service revenues for the last quarter in the period by the average number of pagers in service at the beginning of such months.

(5) ARPU -- TracPac (average revenue per TracPac unit) is calculated by dividing security systems' service revenues for the last month in the period by the number of TracPacs in service at the beginning of such month.

(6) Calculated by dividing the sum of the cost of pager lease and access fees and general and administrative expenses for the last month in the period by the number of pagers in service at the beginning of such month.

(7) Cash flow from operating activities is derived from the statement of cash flows and differs from EBITDA (as defined below) primarily due to interest expense and changes in working capital.

(8) EBITDA is earnings before other income (expense), income taxes, depreciation and amortization. Other income (expense) consists primarily of interest expense. EBITDA does not represent operating cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.

(9) Calculated by dividing EBITDA by the remainder of total revenues less cost of products sold for the period presented.

(10)Excludes acquisition costs.

(11)Calculated by dividing total debt at the end of the period by EBITDA for the 12 months ended on the last day of the period. Total debt includes debt associated with the paging systems' business. Prior to March 1994, no debt was associated with the paging systems' business.

    See "Management's Discussion and Analysis of Financial Condition and Results
of  Operations"  for   discussion  of   factors  that   materially  affect   the
comparability of the information reflected in the "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides wireless messaging services through its paging and security systems operations. Until 1994, paging services were provided solely to members of the healthcare industry. Beginning in 1994, the Company broadened its paging focus through the acquisition of paging businesses serving the general commercial marketplace. As a result of the completed acquisitions and anticipated acquisitions, the Company's results of operations for prior periods may not be indicative of future performance. See "Business -- Strategy" and "-- Paging Operations -- Acquisitions."

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

    Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result currently has one of the lowest monthly churn rates in the paging industry -- approximately 2.1%, compared to an industry average of approximately 3.1% (source: Smith Barney's Wireless Telecommunications report, Release Date January 9, 1996, paging industry average for customer-owned pagers for 1994). Churn is the number of customers discontinuing service each month as a percentage of the total subscriber base. In the future, the Company expects that it will experience a higher churn rate among small businesses, individual consumers and other subscribers than it has experienced historically with its healthcare subscribers. The Company's monthly churn rate in the security tracking business is lower than in its paging business -- currently approximately .8%.

    Currently, service revenues consist of two components -- service fees and unit leasing fees. As the Company pursues its strategy of expanding into new markets, increasing its coverage within its existing service areas and broadening its customer base and distribution channels, the percentage of customers who own and maintain their paging equipment rather than leasing it from the Company is likely to increase. This, together with competitive factors, may result in declining service revenues per subscriber since these customers will not pay a leasing fee as part of their monthly charge. However, the Company will not incur the capital costs related to these COAM pagers. Additionally, average revenue per unit ("ARPU") for pagers served through resellers is lower than for direct sales due to the wholesale rates charged to this distribution channel. Such resellers do, however, assume all selling, marketing, subscriber management and related costs that would otherwise be incurred by the Company.

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

    Earnings before other income (expense), income taxes, depreciation and amortization ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA and cash flows from operating activities have each grown at a compound annual rate of over 36% over the past four years. EBITDA and cash flows from operating activities growth are expected to continue although near term EBITDA margins may be slightly impacted by start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces. The Company, unlike a number of its competitors, has generated net income in recent years. It should be noted, however, that non-cash and financing-related charges for the Company's acquisition program have negatively impacted earnings in 1995 and have the potential to continue the trend in the future.

    The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations of Contact, Radio Call, ChiComm, High Tech, Signet, Carrier, Metropolitan, All City, Americom, Lewis, Gold Coast, Paging & Cellular and Apple. The results of operations of Signet Raleigh, Sun, Page One, AGR, Total, Williams and the Pending Acquisitions are not reflected in this discussion.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                          YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         1995       1994       1993
                                                                      ----------  ---------  ---------
                                                                               (IN THOUSANDS)
Revenues
  Service revenues..................................................  $   50,805  $  28,015  $  14,853
  Product sales.....................................................       9,899      6,506      1,554
                                                                      ----------  ---------  ---------
Total revenues......................................................      60,704     34,521     16,407
Cost of products sold...............................................      (9,357)    (6,605)      (794)
                                                                      ----------  ---------  ---------
Net revenues (1)....................................................      51,347     27,916     15,613
Cost of services....................................................     (13,218)    (7,972)    (4,119)
                                                                      ----------  ---------  ---------
Gross margin........................................................      38,129     19,944     11,494
Sales and marketing expenses........................................       7,937      6,530      3,736
General and administrative expenses.................................      15,048      4,713      2,907
Depreciation and amortization expenses..............................      17,122      7,017      3,333
                                                                      ----------  ---------  ---------
Operating income....................................................  $   (1,978) $   1,684  $   1,518
                                                                      ----------  ---------  ---------
                                                                      ----------  ---------  ---------
EBITDA..............................................................  $   15,144  $   8,701  $   4,851
                                                                      ----------  ---------  ---------
                                                                      ----------  ---------  ---------

------------------------
(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    PAGING SYSTEMS' NET REVENUES increased in each of the last three years compared to prior years. These increases were attributable primarily to a growing subscriber base achieved through greater market penetration in existing markets and the additions of the Completed Acquisitions. Net revenues increased to $51.3 million in 1995 from $27.9 million in 1994 and from $15.6 million in 1993. This increase was primarily due to a 142% increase in pagers to 856,302 at December 31, 1995, from 353,830 at December 31, 1994 and a 172% increase at December 31, 1994 from 130,000 at December 31, 1993. The increase in pagers in service was primarily due to the Completed Acquisitions. In addition, internal growth accounted for approximately 128,772 and 38,000 units during 1995 and 1994, respectively, which represents annualized internal growth rates of approximately 36% and 16%. The Company believes that this internal growth rate will continue due to ongoing commercial paging activity.

    ARPU was $6.57, $8.51 and $10.23 for the quarters ended December 1995, 1994, and 1993, respectively. This decrease was primarily due to the acquisition and growth of commercial paging businesses, which traditionally have lower ARPU than healthcare operations since most commercial pagers are COAM and do not generate leasing fees. The Company believes that ARPU will continue to decrease, although at a slower rates upon completion of the Pending Acquisitions, as the Company continues to become more involved in the commercial paging business and expands its reseller operations, which tend to generate lower revenues per subscriber.

    PRODUCT SALES LESS COST OF PRODUCTS SOLD was $542,000 in 1995, ($99,000) in 1994 and $760,000 in 1993. The margin increased in 1995 primarily due to the increase in product sales, partially offset by depreciation on pagers. Beginning in the quarter ending December 31, 1995, the Company began recording all purchases of pagers as a part of pager equipment and depreciating these pagers accordingly. This change resulted in a decrease in cost of products sold in 1995 of approximately $156,000. The margin decreased in 1994 from 1993 due to the addition of commercial operations, which tend to have lower margins than were achieved prior to 1994 in the healthcare industry. Due to the change in the method of recording pagers in the fourth quarter of 1995, management anticipates that the margins on pager sales will increase in the short-term as a full year of the pager purchases are depreciated. Management also anticipates that margins may vary from market to market due to competition and other factors.

    RECLASSIFICATION OF COSTS. During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. To reflect this restructuring financially, certain costs that were previously classified as cost of services and sales and marketing expenses in 1994 were reclassified to general and administrative expenses in 1995. In the aggregate, costs of services, sales and marketing expenses and general and administrative expenses increased by 88% and 79% for the years ended December 31, 1995 and 1994, respectively, compared to the respective years ended December 31, 1994 and 1993 as a result of the Company's internal growth and acquisitions. In total, these costs were $36.2 million (71% of paging systems' net revenues) for the year December 31, 1995, compared to $19.2 million (69% of paging systems' net revenues) and $10.8 million (69% of paging systems' net revenues) for the years ended December 31, 1994 and 1993, respectively. The increase in these costs as a percentage of net revenues for the year ended December 31, 1995 from the comparable periods in 1994 and 1993 was the result of increased expenses related to the buildout of the Company's regional SuperCenters. These expenses as a percentage of net revenues should decline in the future as redundant operations in acquired companies are eliminated and as cost savings of recent acquisitions are integrated into the existing SuperCenters.

    PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) increased to $38.1 million (74% of paging systems' net revenues) in 1995 from $19.9 million (71% of paging systems' net revenues) in 1994 and from $11.5 million (74% of paging systems' net revenues) in 1993. The increase as a percentage of net revenues in 1995 was due to the reclassification of cost of products sold and certain other operating expenses previously discussed. The margin on net revenue decreased in 1994 due to the transition into the commercial paging marketplace which resulted in lower average revenue per unit as well as a slight loss on product sales. However, management believes that these margins will stabilize in the future as cost efficiencies and integration savings are achieved through the acquisitions.

    PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $7.9 million (15% of paging systems' net revenues) in 1995, $6.5 million (23% of paging systems' net revenues) in 1994 and $3.7 million (24% of paging systems' net revenues) in 1993. The decrease as a percentage of paging systems' net revenues in 1995 was due to the reclassification of certain operating expenses described above. These expenses are not expected to change significantly as a percentage of paging systems' net revenues.

    PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $15.0 million (29% of paging systems' net revenues) in 1995, $4.7 million (17% of paging systems' net revenues) in 1994 compared to $2.9 million (19% of paging systems' net revenues) in 1993. The increase as a percentage of net revenues in 1995 was due to the reclassification of certain operating expenses as previously discussed. The decrease as a percentage of net revenues from 1993 to 1994 was due to savings resulting from the consolidation of certain of the Completed Acquisitions' paging operations into the SuperCenter structure. The Company anticipates that paging systems' general and administrative expenses will continue to grow, but at a lesser rate than increases in paging systems' net revenues as a result of general and administrative expenses being amortized across a larger subscriber base as well as savings resulting from the consolidation of acquisitions.

    PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of service revenues since product sales do not require any capital investment. Paging systems' depreciation and amortization expenses were $17.1 million, $7.0 million and $3.3 million in 1995, 1994 and 1993, respectively, which as a percentage of paging systems' service revenue is 34% for 1995, 25% for 1994 and 22% in 1993. The increase was primarily due to the amortization of intangibles arising from the Completed Acquisitions. The increase in 1995 was also due to a change in the method of recording pager purchases in 1995. Beginning in the fourth quarter of 1995, the Company began recording all purchases of pagers as part of paging equipment and depreciating these pagers accordingly. Pager amounts previously  classified  as  inventories  in  the  prior  year  financial statements have been reclassified to conform to the current period's presentation. This change resulted in an increase in depreciation expense in 1995 of approximately $536,000. The Company expects that this trend in depreciation and amortization expenses as a percentage of paging systems' service revenues will continue in the near term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

    EBITDA for the paging systems' operations was approximately $15.1 million (29% of paging systems' net revenues), $8.7 million (31% of paging systems' net revenues) and $4.9 million (31% of paging systems' net revenues) for 1995, 1994 and 1993, respectively. The decrease in EBITDA as a percentage of net revenues in 1995 from 1994 was the result of increased expenses related to the buildout of the Company's regional SuperCenters. The Company believes that EBITDA margin may decrease in the short term due to increased commercial paging activity as a result of internal growth and future acquisitions of commercial paging operations, but will thereafter increase over time as the Company integrates the acquired operations and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Revenues
  Service revenues....................................................  $   5,303  $   5,064  $   4,381
  Product sales.......................................................        137        133        486
                                                                        ---------  ---------  ---------
Total revenues........................................................      5,440      5,197      4,867
Cost of products sold.................................................        (64)       (39)      (162)
                                                                        ---------  ---------  ---------
Net revenues (1)......................................................      5,376      5,158      4,705
Cost of services......................................................     (1,178)    (1,213)      (983)
                                                                        ---------  ---------  ---------
Gross margin..........................................................      4,198      3,945      3,722
Sales and marketing expenses..........................................        319        207        314
General and administrative expenses...................................        631        676        871
Depreciation and amortization expenses................................      1,540      1,557      1,323
                                                                        ---------  ---------  ---------
Operating income......................................................  $   1,708  $   1,505  $   1,214
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
EBITDA................................................................  $   3,248  $   3,062  $   2,537
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

------------------------
(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    SECURITY SYSTEMS' NET REVENUES increased in each of the last three years. These increases were attributable primarily to the installation of new systems in each year, as well as further market penetration in existing markets. The Company installed three systems in 1995, two in 1994 and four in 1993. The number of TracPacs in service at the end of 1995 was 27,548, a minimal decrease compared to the end of 1994. The number of TracPacs in service at the end of 1994 was 27,595, an increase of 7% over the end of 1993.

    PRODUCT SALES LESS COST OF PRODUCTS SOLD was $73,000 for the year ended December 31, 1995 compared to $94,000 and $324,000 for the comparable periods in 1994 and 1993, respectively. Net product sales fluctuate depending on the type and volume of equipment sold. The Company does not anticipate significantly increasing this area of security systems operations.

    SECURITY SYSTEMS' GROSS MARGIN was $4.2 million (78% of security systems net revenues) in 1995, $3.9 million (76% of security systems' net revenues) in 1994 and $3.7 million (79% of security systems' net revenues) in 1993. The increase as a percentage of net revenues in 1995 was due to additional product sales in the first quarter. The decrease as a percentage of net revenues in 1994 from 1993 was due to profitable production work on earlier research and development contracts that were completed in 1993. The Company anticipates that these margins will decrease slightly in the near future as more systems are installed in new or existing markets, but will increase over time as more subscribers are added to new or existing systems.

    SECURITY SYSTEMS' SALES AND MARKETING EXPENSES were $319,000 (6% of security systems' net revenues) in 1995, $207,000 (4% of security systems' net revenues) in 1994 compared to $314,000 (7% of security systems' net revenues) in 1993. The increase in 1995 was the result of hiring additional personnel to accelerate the growth of security systems' net revenues. The decrease in 1994 was due to the movement of certain personnel to paging systems. The Company anticipates hiring additional management in the near future which should increase sales and marketing expenses at or slightly above the rate of growth in security systems' net revenues, therefore increasing slightly as a percentage of these revenues.

    SECURITY SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $631,000 (12% of security systems' net revenues) in 1995, $676,000 (13% of security systems' net revenues) in 1994 and $871,000 (19% of security systems' net revenues) in 1993. The decrease in 1995 and 1994 as a percentage of net revenues was a result of decreased burden of corporate overhead due to the Company's expanded paging operations. The Company believes that general and administrative expenses will grow at a slower rate than security systems' net revenues and therefore should represent a decreasing percent of such revenues.

    SECURITY SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of service revenues since product sales do not require any capital investment. Security systems' depreciation and amortization expenses were $1.5 million (29% of security systems' service revenues), $1.6 million (31% of security systems' service revenues) and $1.3 million (30% of security systems' service revenues) in 1995, 1994 and 1993, respectively. The decrease in depreciation and amortization expenses as a percentage of service revenues in 1995 from 1994 primarily resulted from increasing revenues in 1995. The Company believes that depreciation and amortization expenses will increase in the near future due to planned increases in capital expenditures, primarily the installation of several new systems.

    EBITDA for security systems' operations were $3.2 million (60% of security systems' net revenues) in 1995, $3.1 million (59% of security systems' net revenues) and $2.5 million (54% of security systems' net revenues) in 1993. This increase was primarily due to increases in net revenues and decreases in general and administrative expenses as described above.

OTHER INCOME (EXPENSE)

    Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from changes in the outstanding amounts under the Company's revolving loan agreement and the senior subordinated notes. Interest expense increased in 1995 as a result of interest due on the senior subordinated notes which were issued in June 1995. Interest expense increased in 1994 as a result of the increased borrowings to fund acquisitions made during the year. Interest expense is expected to increase in the future as a result of interest due on the senior subordinated notes and borrowings under the revolving loan agreement to fund further acquisitions. Investment of proceeds from the sale of the senior subordinated notes caused interest income to increase in 1995. The Company anticipates this income will decline in future periods as the proceeds are used to fund future acquisitions.

FEDERAL INCOME TAXES

    At December 31, 1995, the Company had net operating loss carryforwards of $11.0 million for income tax purposes that expire in years 2005 through 2011. For the year ended December 31, 1995, the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes. The Company anticipates that in the future the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's financial statements will continue to be state income taxes and the amortization of goodwill related to stock acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995, 1994 and 1993, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $12.3 million in 1995, $9.8 million in 1994 and $7.1 million in 1993. The net increase in cash provided by operating activities was primarily due to increases in depreciation and amortization, the provision for losses on accounts receivable, and trade payables and other accrued expenses and liabilities, offset by increases in accounts receivable and inventories and a decrease in net income. The acquisitions of Contact, Radio Call, ChiComm and High Tech in 1994 and Signet, Carrier, Metropolitan and All City in 1995 were financed with borrowings under the Company's revolving loan agreement. Proceeds from the sale of the senior subordinated notes were used to repay all indebtedness outstanding under the revolving loan agreement and to fund the acquisitions of Americom, Lewis, Gold Coast, Paging & Cellular and Apple in 1995. The Company funded $7.3 million of the cash for the acquisitions of Sun, Signet Raleigh, Page One, AGR, Total and Williams in 1996 with proceeds from the sale of the senior subordinated notes, with the remaining amounts financed with borrowings under the Company's revolving loan agreement. The Company anticipates that its ongoing capital needs, including the Pending Acquisitions, will be funded with borrowings under its revolving loan agreement and net cash generated by operations.

CAPITAL EXPENDITURES

    As of December 31, 1995, the Company had invested $62.8 million in system equipment and pagers for its 14 major metropolitan markets and $11.9 million in system equipment and TracPacs for its twenty-nine security systems.

    Capital expenditures for paging systems' equipment and pagers were $16.2 million in 1995, $5.0 million in 1994, and $4.0 million in 1993 (excluding assets acquired pursuant to the Completed Acquisitions), and $1.4 million for security systems' equipment and TracPacs in 1995, $763,300 in 1994 and $1.5 million for 1993.

    At December 31, 1995, the Company had invested $1.6 million in inventories, compared to $1.2 million at December 31, 1994. The increase was a result of higher security systems inventory in 1995 for planned installations of new security systems in 1996. Inventory balances are expected to decline slightly as the new systems are installed.

    Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1996 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at December 31, 1995, the Company anticipates capital expenditures for 1996 to be $21.9 million for the purchase of pagers and system equipment for its current paging systems operations and $2.1 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

CREDIT FACILITIES

    In June 1994, the Company entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender"), making available a $52 million revolving line of credit (the "Former Credit Facility") for working capital purposes and for acquisitions approved by the Lender. Borrowings were secured by all assets of the Company and its subsidiaries. Under terms of the Former Credit Facility, the borrowings bore interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or a Federal Funds Rate, plus a margin up to one percent, or (ii) the London Interbank Offer Rate ("LIBOR"), plus a margin of up to 2.25%. In addition, the Former Credit Facility required maintenance of certain specified financial and operating covenants, prohibited the payment of dividends or other distributions on the Common Stock and required the proceeds from the December 1994 common stock offering to repay indebtedness under the Former Credit Facility if such proceeds were not used to make approved acquisitions.

    The Former Credit Facility was further amended and restated in February 1995 and June 1995 (the "New Credit Facility") increasing the amount of available credit from $52 million under the Former Credit Facility to $125 million under the New Credit Facility and permitting the issuance of senior subordinated notes. In February 1997, the revolving line of credit under the New Credit Facility will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75%. The borrowings bear interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or a Federal Funds Rate, plus a margin of up to 1.25%, or
(ii) LIBOR, plus a margin of up to 2.50%. In addition, an arrangement fee of 1.125% of the aggregate commitment was paid in February 1995 and a commitment fee is required on the revolving line of credit at .5% per annum computed on the daily unused portion of the available loan commitment. Borrowings are secured by all assets of the Company and its subsidiaries. The New Credit Facility requires maintenance of certain specified financial and operating covenants and prohibits the payment of dividends or other distributions on the Common Stock. The New Credit Facility also states that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the common stock offering which occurred in December 1994), the Lender can request that a percentage of the proceeds be used to pay down outstanding borrowings under the New Credit Facility.

    At December 31, 1995 the Company had approximately $47.2 million of available funds under the New Credit Facility, based on financial and operating covenants.

    Effective June 12, 1995, the Lender began requiring that the interest expense on 50% of the aggregate principal amount of all outstanding indebtedness be fixed at a prevailing market rate through either or both of (a) loans or other financial accommodations bearing interest at a fixed rate or (b) an interest rate exchange or insurance agreement or agreements with one or more financial institutions. At December 31, 1995, none of the outstanding long-term debt was subject to hedging agreements.

SENIOR SUBORDINATED NOTES

    In June 1995 the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% senior subordinated notes (the "Notes") due 2005. Proceeds to the Company from the sale of the Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the New Credit Facility. The Company has used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

    The Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions. Interest on the Notes is payable in cash semi-annually on each June 15 and December 15, commencing December 15, 1995. The Notes will not be redeemable at the Company's option prior to June 15, 2000.

    The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995 to register the Notes with the SEC under the Securities Act. On October 6, 1995, the SEC declared the 1995 S-4 effective.

ACQUISITIONS

    In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. In 1995, the Company acquired the paging assets of Signet for $9.0 million, Carrier for $6.5 million, All City for $6.4 million, Americom for $17.5 million, Lewis for $5.6 million, Gold Coast for $2.3 million and Paging & Cellular for $9.5 million and all the outstanding capital stock of Metropolitan for $21.0 million and Apple for $13.0 million. Also in 1995, the Company signed definitive agreements or letters of intent to acquire substantially all of the paging assets of Signet Raleigh, RCS and Sun and all of the outstanding capital stock of Page One, AGR, Total, Williams and Nationwide. In 1996, the Company signed a definitive agreement to acquire substantially all of the outstanding capital stock of Nationwide. Effective January 1, 1996, the Company acquired substantially all of the paging assets of Sun and Signet Raleigh and all of the outstanding capital stock of Page One. Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of AGR, Total and Williams. The two Pending Acquisitions are expected to close in the second quarter of 1996 and will be funded with proceeds from borrowings under the New Credit Facility. The Pending Acquisitions are subject to various conditions, including FCC, regulatory and other third-party approvals.

    At December 31, 1995, the Company had deferred payments outstanding related to the High Tech, Signet, Carrier, All City, Americom and Lewis acquisitions of $200,000, $4.2 million, $3.0 million, $245,000, $8.7 million and $2.1 million, respectively, which are due and payable one year from the closing of the respective transactions. In addition, the Company incurred deferred payments in 1996 of $800,000 and $4.9 million, related to the Signet Raleigh and Page One acquisitions, respectively. The balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. With regard to Contact, Radio Call, Metropolitan, Gold Coast, Paging & Cellular, Apple, Sun, AGR, Total and Williams, the purchase price was paid in full at closing.

    On August 1, 1995, the Company issued 44,166 shares of its Common Stock to ChiComm in payment of the $950,000 deferred portion of the purchase price of ChiComm. In January 1996, the Company paid in cash the $200,000 deferred portion of the purchase price of High Tech.

NEW ACCOUNTING PRONOUNCEMENTS

    In the  first  quarter  of  1996,  the  Company  will  adopt  the  Financial
Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Adoption of this statement will not have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
ProNet Inc.

    We have audited the accompanying consolidated balance sheets of ProNet Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProNet Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 5, 1996

                          PRONET INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1995         1994
                                                                                           -----------  ----------
CURRENT ASSETS
  Cash and cash equivalents..............................................................  $    10,154  $      666
  Trade accounts receivable, less allowance for doubtful accounts of $1,018 and $532 as
   of December 31, 1995 and 1994, respectively...........................................        7,498       5,055
  Federal income tax receivable -- Note E................................................          990          --
  Inventories -- Note A..................................................................        1,574       1,220
  Other current assets -- Note B.........................................................        1,937       2,528
                                                                                           -----------  ----------
                                                                                                22,153       9,469
EQUIPMENT
  Pagers.................................................................................       36,789      27,063
  Communications equipment...............................................................       26,051      14,561
  Security systems' equipment............................................................       11,866      10,517
  Office and other equipment.............................................................        7,179       3,210
                                                                                           -----------  ----------
                                                                                                81,885      55,351
  Less allowance for depreciation........................................................      (34,203)    (25,441)
                                                                                           -----------  ----------
                                                                                                47,682      29,910
GOODWILL AND OTHER ASSETS, net of accumulated amortization of $9,266 and $3,828 as of
 December 31, 1995 and 1994, respectively -- Note B......................................      117,134      33,894
                                                                                           -----------  ----------
                                                                                           $   186,969  $   73,273
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payables.........................................................................  $     8,387  $    4,759
  Other accrued expenses and liabilities -- Note B.......................................       10,524       7,829
                                                                                           -----------  ----------
                                                                                                18,911      12,588
LONG-TERM DEBT, LESS CURRENT MATURITIES -- Note C........................................       99,319       9,500
DEFERRED CREDITS -- Note D...............................................................       19,183         950
STOCKHOLDERS' EQUITY -- Notes F and G
  Common stock...........................................................................           70          65
  Additional capital.....................................................................       56,617      49,574
  Retained earnings (deficit)............................................................       (5,671)      2,026
  Less treasury stock at cost............................................................       (1,460)     (1,430)
                                                                                           -----------  ----------
                                                                                                49,556      50,235
                                                                                           -----------  ----------
                                                                                           $   186,969  $   73,273
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
REVENUES
  Service revenues.............................................................  $  56,108  $  33,079  $  19,234
  Product sales................................................................     10,036      6,639      2,040
                                                                                 ---------  ---------  ---------
  Total revenues...............................................................     66,144     39,718     21,274
  Cost of products sold........................................................     (9,421)    (6,644)      (956)
                                                                                 ---------  ---------  ---------
                                                                                    56,723     33,074     20,318
COST OF SERVICES
  Pager lease and access services..............................................     13,218      7,972      4,119
  Security systems' equipment services.........................................      1,178      1,213        983
                                                                                 ---------  ---------  ---------
                                                                                    14,396      9,185      5,102
                                                                                 ---------  ---------  ---------
  GROSS MARGIN.................................................................     42,327     23,889     15,216

  EXPENSES
  Sales and marketing..........................................................      8,256      6,737      4,050
  General and administrative...................................................     15,679      5,389      3,778
  Depreciation and amortization................................................     18,662      8,574      4,656
                                                                                 ---------  ---------  ---------
                                                                                    42,597     20,700     12,484
                                                                                 ---------  ---------  ---------
  OPERATING INCOME (LOSS)......................................................       (270)     3,189      2,732

OTHER INCOME (EXPENSE)
  Interest and other income....................................................      1,291        173         43
  Interest expense.............................................................     (8,640)    (1,774)      (292)
                                                                                 ---------  ---------  ---------
                                                                                    (7,349)    (1,601)      (249)
                                                                                 ---------  ---------  ---------
    INCOME (LOSS) BEFORE INCOME TAXES..........................................     (7,619)     1,588      2,483

  Income tax expense -- Note E.................................................         78        895        909
                                                                                 ---------  ---------  ---------

    NET INCOME (LOSS)..........................................................  $  (7,697) $     693  $   1,574
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
NET INCOME (LOSS) PER SHARE....................................................  $   (1.23) $     .16  $    0.40
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
WEIGHTED AVERAGE SHARES........................................................      6,267      4,393      3,982
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1995        1994       1993
                                                                                ----------  ----------  ---------
OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $   (7,697) $      693  $   1,574
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................      18,662       8,574      4,656
    Amortization of discount..................................................          36          --         --
    Deferred tax provision....................................................          --         293        373
    Provision for losses on accounts receivable...............................       1,034         570        189
    Changes in operating assets and liabilities:
      Increase in trade accounts receivable...................................      (1,788)       (585)      (387)
      Increase in inventories.................................................        (714)     (2,413)       (17)
      Increase in other current assets........................................        (190)       (342)      (295)
      Increase in trade payables and other accrued expenses and liabilities...       2,955       3,031      1,051
                                                                                ----------  ----------  ---------
    Net cash provided by operating activities.................................      12,298       9,821      7,144

INVESTING ACTIVITIES:
  Purchase of equipment.......................................................     (17,528)     (5,777)    (5,497)
  Acquisitions, net of cash acquired..........................................     (70,189)    (36,828)      (656)
  Reduction in equipment......................................................         929         196        246
  Computer system software, product enhancements and other intangible
   assets.....................................................................      (1,591)       (812)      (174)
  Other.......................................................................        (455)        (21)        10
                                                                                ----------  ----------  ---------
    Net cash used in investing activities.....................................     (88,834)    (43,242)    (6,071)

FINANCING ACTIVITIES:
  Net proceeds from senior subordinated debt offering.........................      95,583          --         --
  Proceeds from sale of common stock..........................................          --      28,916         --
  Proceeds from bank debt.....................................................      39,900      35,100        700
  Payments on bank debt.......................................................     (49,400)    (29,000)        --
  Exercise of incentive stock options for common stock........................       1,494         267        138
  Debt financing costs........................................................      (1,469)     (1,449)       (16)
  Other.......................................................................         (84)       (277)    (1,496)
                                                                                ----------  ----------  ---------
    Net cash provided by (used in) financing activities.......................      86,024      33,557       (674)
                                                                                ----------  ----------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS.........................................       9,488         136        399
CASH AND CASH EQUIVALENTS:
  Beginning of year...........................................................         666         530        131
                                                                                ----------  ----------  ---------
  End of year.................................................................  $   10,154  $      666  $     530
                                                                                ----------  ----------  ---------
                                                                                ----------  ----------  ---------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           COMMON STOCK
                                                         PAR VALUE $0.01
                                                       --------------------               RETAINED-      TREASURY STOCK
                                                        SHARES               ADDITIONAL   EARNINGS   ----------------------
                                                        ISSUED    PAR VALUE    CAPITAL    (DEFICIT)    SHARES       COST
                                                       ---------  ---------  -----------  ---------  -----------  ---------
BALANCE AT DECEMBER 31, 1992.........................      4,089  $      41   $  20,276   $    (241)        219   $    (273)
  Net income.........................................                                         1,574
  Exercise of incentive stock options................         67          1         138
  Repurchase of common stock.........................                                                       178      (1,157)
                                                       ---------  ---------  -----------  ---------         ---   ---------
BALANCE AT DECEMBER 31, 1993.........................      4,156         42      20,414       1,333         397      (1,430)
  Net income.........................................                                           693
  Exercise of incentive stock options................         47                    267
  Sale of common stock...............................      2,300         23      28,893
                                                       ---------  ---------  -----------  ---------         ---   ---------
BALANCE AT DECEMBER 31, 1994.........................      6,503         65      49,574       2,026         397      (1,430)
  Net loss...........................................                                        (7,697)
  Exercise of incentive stock options................        258          3       1,491                       1         (30)
  Common stock issued for acquisitions...............        216          2       5,443
  Common stock issued for Employee Stock Purchase
   Plan..............................................         10                    109
                                                       ---------  ---------  -----------  ---------         ---   ---------
BALANCE AT DECEMBER 31, 1995.........................      6,987  $      70   $  56,617   $  (5,671)        398   $  (1,460)
                                                       ---------  ---------  -----------  ---------         ---   ---------
                                                       ---------  ---------  -----------  ---------         ---   ---------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

NOTE A -- ACCOUNTING POLICIES

    PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CONSOLIDATION: The consolidated financial statements include the accounts of ProNet Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    CASH EQUIVALENTS: Cash equivalents are recorded at cost, which approximates market, and include investments in financial instruments having maturities of three months or less at the time of purchase.

    INVENTORIES:   Inventories  are valued at  the lower  of first-in, first-out
(FIFO) cost or market and consist primarily of finished goods.

    EQUIPMENT: Equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Communication equipment and security systems' equipment are depreciated over a ten-year period. Pagers and office equipment are depreciated over a three- to five-year in-service period.

    Beginning in October 1995, the Company began recording and depreciating all pagers as a part of pager equipment. Depreciation expense recorded on pagers in the fourth quarter of 1995 was approximately $536,000. Pager amounts classified as inventories in prior year financial statements have been reclassified to conform to the current period's presentation.

    OTHER ASSETS: Other assets include goodwill, noncompetition agreements, debt financing costs, customer lists, patents, software purchased for internal use and other intangible assets, all of which are amortized using the straight-line method over five- to fifteen-year periods. Goodwill, currently being amortized on a straight-line basis over a fifteen-year period, is net of accumulated amortization of $5.7 million and $1.2 million at December 31, 1995 and 1994, respectively. The noncompetition agreements are amortized using the straight-line method over the terms of the agreements, generally five-years. Debt financing costs consist of costs incurred in connection with the Company's senior subordinated notes and revolving line of credit and are being amortized over periods not to exceed the terms of the related agreements. Management regularly reviews remaining goodwill and other assets with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

    REVENUE  RECOGNITION:   Revenue is  recognized as  earned over  the contract
terms.

    FEDERAL INCOME TAXES: Taxes are reported under the liability method; accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    NET INCOME (LOSS) PER SHARE: Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents for purposes of computing weighted average shares outstanding.

                          PRONET INC. AND SUBSIDIARIES

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK: The Company provides paging services to businesses, individual consumers, medical institutions and health care professionals and specialized security devices to financial institutions, most of which are in major metropolitan areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require significant collateral. Receivables generally are due within 30 days. Credit losses relating to its customers consistently have been within management's expectations.

    SOURCES OF SUPPLY OF MATERIAL: The Company does not manufacture any of the transmitting and computer equipment or pagers used in providing its paging services, but instead purchases such equipment and pagers from multiple sources. The Company anticipates that such equipment and pagers will continue to be available in the foreseeable future, subject to normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging equipment manufactured by multiple suppliers, the Company is able to design its systems without depending upon any single source of equipment. The Company continuously evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and the selection of products and services to be offered to its subscribers.

    In order to achieve significant cost savings from volume purchases, the Company currently purchases substantially all its pagers from Motorola. The Company purchases its transmitters from two competing sources and its paging terminals from Glenayre, a manufacturer of mobile communications equipment. The paging system equipment in existing markets has significant capacity for future growth.

    All equipment used in the security systems business is assembled by the Company with some sub-assemblies manufactured to Company specifications by outside vendors. The materials required for TracPacs and other tracking equipment are readily available from several sources.

    RECLASSIFICATION OF  FINANCIAL  STATEMENTS:   The  1994 and  1993  financial
statements have been reclassified to conform to the 1995 financial statement presentation.

    NEW ACCOUNTING PRONOUNCEMENTS: In the first quarter of 1996, the Company will adopt the FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of this statement will not have a material effect on the Company's financial statements.

    In October 1995, the FASB issued its Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which establishes an alternative method of accounting for stock based compensation to the method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"). FAS 123 encourages, but does not require, adoption of a fair valued based method of accounting for stock options and similar equity instruments granted to employees. The Company will continue to account for such grants under the provision of APB No. 25 and will adopt the disclosure provisions of FAS 123 in 1996. Accordingly, adoption of FAS 123 will not effect the Company's financial statements.

NOTE B -- BALANCE SHEET DETAIL
    Other current assets consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1994
                                                                           ---------  ---------
Security transmitter TracPacs............................................  $   1,217  $   1,428
Other current assets.....................................................        720      1,100
                                                                           ---------  ---------
                                                                           $   1,937  $   2,528
                                                                           ---------  ---------
                                                                           ---------  ---------

                          PRONET INC. AND SUBSIDIARIES

NOTE B -- BALANCE SHEET DETAIL (CONTINUED)
    Other assets consist of the following (in thousands):

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1995        1994
                                                                       -----------  ---------
Goodwill.............................................................  $   108,153  $  27,946
Noncompetition agreements............................................        4,750      3,050
Debt financing costs.................................................        6,980      1,445
Other................................................................        6,517      5,281
                                                                       -----------  ---------
                                                                           126,400     37,722
Less accumulated amortization........................................        9,266      3,828
                                                                       -----------  ---------
                                                                       $   117,134  $  33,894
                                                                       -----------  ---------
                                                                       -----------  ---------

    Other accrued expenses and liabilities consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1994
                                                                          ---------  ---------
Accrued revenue.........................................................  $   4,891  $   3,530
Customer deposits.......................................................      2,604      2,247
Accrued interest........................................................      1,002        161
Other accrued liabilities...............................................      2,027      1,891
                                                                          ---------  ---------
                                                                          $  10,524  $   7,829
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE C -- LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1994
                                                                          ---------  ---------
Senior subordinated notes...............................................  $  99,319  $      --
Revolving line of credit................................................         --      9,500
                                                                          ---------  ---------
                                                                             99,319      9,500
Less current maturities.................................................         --         --
                                                                          ---------  ---------
                                                                          $  99,319  $   9,500
                                                                          ---------  ---------
                                                                          ---------  ---------

    In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% senior subordinated notes (the "Notes") due 2005. Proceeds to the Company from the sale of the Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the New Credit Facility. The Company has used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes. The fair value of the Notes at December 31, 1995 was $110 million based on quoted market price.

    The Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with

                          PRONET INC. AND SUBSIDIARIES

NOTE C -- LONG-TERM DEBT (CONTINUED)
affiliates, sell assets and engage in certain other transactions. Interest on the Notes is payable in cash semi-annually on each June 15 and December 15, commencing December 15, 1995. The Notes will not be redeemable at the Company's option prior to June 15, 2000.

    The Company filed the 1995 S-4 on July 7, 1995 to register the Notes with the SEC under the Securities Act. On October 6, 1995, the SEC declared the 1995 S-4 effective.

    In June 1994, the Company entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender"), making available a $52 million revolving line of credit (the "Former Credit Facility") for working capital purposes and for acquisitions approved by the Lender. Borrowings were secured by all assets of the Company and its subsidiaries. Under terms of the Former Credit Facility, the borrowings bore interest, at the Company's designation, at either
(i) the greater of the Lender's corporate base rate or a Federal Funds Rate, plus a margin up to one percent, or (ii) the London Interbank Offer Rate ("LIBOR"), plus a margin of up to 2.25%. In addition, the Former Credit Facility required maintenance of certain specified financial and operating covenants, prohibited the payment of dividends or other distributions on the Common Stock and required the proceeds from the December 1994 common stock offering to repay indebtedness under the Former Credit Facility if such proceeds were not used to make approved acquisitions.

    The Former Credit Facility was further amended and restated in February 1995 and June 1995 (the "New Credit Facility") increasing the amount of available credit from $52 million under the Former Credit Facility to $125 million under the New Credit Facility and permitting the issuance of senior subordinated notes. In February 1997, the revolving line of credit under the New Credit Facility will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75%. The borrowings bear interest, at the Company's designation, at either (i) the greater of the Lender's corporate base rate or a Federal Funds Rate, plus a margin of up to 1.25 %, or
(ii) LIBOR, plus a margin of up to 2.50%. In addition, an arrangement fee of 1.125% of the aggregate commitment was paid in February 1995 and a commitment fee is required on the revolving line of credit at .5% per annum computed on the daily unused portion of the available loan commitment. Borrowings are secured by all assets of the Company and its subsidiaries. The New Credit Facility requires maintenance of certain specified financial and operating covenants and prohibits the payment of dividends or other distributions on the Common Stock. The New Credit Facility also states that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the common stock offering which occurred in December 1994), the Lender can request that a percentage of the proceeds be used to repay outstanding borrowings under the New Credit Facility.

    At December 31, 1995 the Company had approximately $47.2 million of available funds under the New Credit Facility, based on financial and operating covenants.

    Effective June 12, 1995, the Lender began requiring that the interest expense on 50% of the aggregate principal amount of all outstanding indebtedness be fixed at a prevailing market rate through either or both of (a) loans or other financial accommodations bearing interest at a fixed rate or (b) an interest rate exchange or insurance agreement or agreements with one or more financial institutions. At December 31, 1995, none of the outstanding long-term debt was subject to hedging agreements.

    The weighted average interest rate on the outstanding Notes and line of credit during 1995 and 1994 was 12.9% and 6.5%, respectively. Total interest paid was $7.8 million, $1.7 million and $177,000 for 1995, 1994 and 1993, respectively.

                          PRONET INC. AND SUBSIDIARIES

NOTE D -- DEFERRED CREDITS
    Deferred credits consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1995       1994
                                                                            ---------  ---------
Deferred payments.........................................................  $  18,495  $     950
Deferred tax liability....................................................        688         --
                                                                            ---------  ---------
                                                                            $  19,183  $     950
                                                                            ---------  ---------
                                                                            ---------  ---------

    The Company has deferred payments outstanding related to the High Tech, Signet, Carrier, All City, Americom and Lewis acquisitions of $200,000, $4.2 million, $3.0 million, $245,000, $8.7 million and $2.1 million, respectively, which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. On August 1, 1995, the Company issued 44,166 shares of its Common Stock to ChiComm in payment of the $950,000 deferred portion of the purchase price of ChiComm. The purchase prices for the Contact, Radio Call, Metropolitan, Gold Coast, Paging & Cellular and Apple acquisitions were paid in full at closing.

    On July 25, 1995, the Company filed a Form S-3 Registration Statement (the "1995 S-3") to register 2,000,000 shares of the Common Stock to fund the purchase prices or deferred payments related to the purchase prices for the Company's acquisitions.

NOTE E -- INCOME TAXES
    At December 31, 1995, net operating loss carryforwards of $11.0 million were available to reduce income taxes and expire in years 2005 through 2011.

    The valuation allowance increased during 1995 in recognition of the Company's 1995 operating losses and management's belief that the realization of the deferred tax asset in the near term is remote.

    In 1995 and 1994, the Company was subject to an alternative minimum tax of $0 and $453,407, respectively, which will be allowed as a credit against regular tax in the future in the event regular tax expense exceeds AMT. At December 31, 1995, the Company had unused investment tax credit carryforwards of $147,000 which expire beginning in 1999.

                          PRONET INC. AND SUBSIDIARIES

NOTE E -- INCOME TAXES (CONTINUED)
Significant components of deferred tax liabilities and assets are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1995       1994
                                                                              ---------  ---------
Deferred tax liabilities:
  Tax over book depreciation................................................  $  (2,343) $  (2,817)
  Other -- net..............................................................       (575)      (319)
                                                                              ---------  ---------
    Total deferred tax liabilities..........................................     (2,918)    (3,136)
Deferred tax assets:
  Net operating loss carryforwards..........................................      3,727      1,135
  Alternative minimum tax credit............................................        225      1,127
  Investment tax credit.....................................................        147        147
  Other -- net..............................................................      2,236        917
                                                                              ---------  ---------
    Total deferred tax assets...............................................      6,335      3,326
  Valuation allowance for deferred tax assets...............................     (4,105)      (190)
                                                                              ---------  ---------
    Net of valuation allowance..............................................      2,230      3,136
                                                                              ---------  ---------
Net deferred tax liabilities................................................  $    (688) $       0
                                                                              ---------  ---------
                                                                              ---------  ---------

    Significant components of the provision for income taxes are as follows (in thousands):

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
Federal current tax expense..............................................  $      --  $     506  $     515
Current benefits from investment tax credits.............................         --         --       (128)
Federal deferred tax expense.............................................         --        293        373
State income taxes.......................................................         78         96        149
                                                                           ---------  ---------  ---------
                                                                           $      78  $     895  $     909
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is (in thousands):

                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Tax expense (benefit) at U. S. statutory rates........................  $  (2,590) $     540  $     844
Non-deductible goodwill amortization..................................        633        298         --
Net operating losses with no benefit (1)..............................      1,138         --         --
Change in valuation allowance.........................................      1,323        (19)       (88)
State income taxes, net of Federal benefit............................         51         63         98
Other.................................................................       (477)        13         55
                                                                        ---------  ---------  ---------
                                                                        $      78  $     895  $     909
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

------------------------
(1) Excludes benefit from stock options exercised.

    Federal income tax paid amounted to $132,000, $755,000 and $266,000 in 1995, 1994 and 1993, respectively. Payments made in 1995 were refunded to the Company in the first quarter of 1996. Current year tax losses will be available to carry back to prior years to recover taxes paid in 1992, 1993 and 1994 upon filing the 1995 tax return. In 1995, 1994 and 1993, $156,000, $112,000 and $106,000 in
state income taxes were paid, respectively.

                          PRONET INC. AND SUBSIDIARIES

NOTE F -- STOCKHOLDERS' EQUITY
    Twenty million shares of common stock, $.01 par value, and five million shares of preferred stock, $1.00 par value, were authorized to be issued at December 31, 1995. Ten million shares of common stock, $.01 par value, and one million shares of preferred stock, $1.00 par value, were authorized at December 31, 1994. As of December 31, 1995, no shares of preferred stock had been issued.

    In December 1994, 2.3 million shares of common stock were issued through a common stock offering at a price of $13.625 per share. If this offering had occurred as of the beginning of 1994, earnings per share would have been $0.11 for the year ended December 31, 1994.

    On July 25, 1995, the Company filed the 1995 S-3 to register 2,000,000 shares of the Common Stock to fund various purchase prices and deferred payments related to acquisitions. In August 1995, the Company issued 44,166 shares of Common Stock in payment of the $950,000 deferred payment to ChiComm. In December 1995, the Company issued 172,282 shares of Common Stock in payment for $4,500,000 of the purchase price of Apple.

    Total shares of common stock reserved for future issuance under stock option plans and the 1995 S-3 were 3,722,615 and 1,206,842 at December 31, 1995 and 1994, respectively.

NOTE G -- STOCK OPTION PLANS

THE 1987 PLAN

    Under the 1987 Stock Option Plan as amended ("1987 Plan"), the Board of Directors may grant incentive and non-incentive stock options to key employees for the purchase of up to 1.2 million shares of common stock at the fair market value of a share of common stock on the date the option is granted, and the term of each option will not exceed ten years.

    At December 31, 1995, incentive stock options for 573,245 shares were outstanding which vest over a three-year period and 204,600 shares which vest over a five-year period. There were 818,777 and 1,076,842 shares of common stock reserved for future issuance and exercise of outstanding options under the 1987 Plan at December 31, 1995 and 1994, respectively. Of the outstanding options, 334,045 and 470,900 shares were exercisable at December 31, 1995 and 1994, respectively.

    Stock option activity was as follows:

                                                                  NUMBER OF       OPTION PRICE
                                                                   SHARES          PER SHARE
                                                                 -----------  --------------------
Options outstanding at December 31, 1992.......................      598,966  $      .01 -- $ 7.63
  Options granted..............................................      168,500        5.75 --   7.00
  Options exercised............................................      (66,636)        .01 --   7.63
  Options cancelled............................................       (4,700)       5.38 --   7.63
                                                                 -----------
Options outstanding at December 31, 1993.......................      696,130        2.75 --   7.63
  Options granted..............................................      395,000       11.00 --  14.75
  Options exercised............................................      (39,570)       2.75 --   7.63
  Options cancelled............................................      (37,250)       5.38 --   7.63
                                                                 -----------
Options outstanding at December 31, 1994.......................    1,014,310        2.75 --  14.75
  Options granted..............................................       39,500        7.63 --  20.25
  Options exercised............................................     (258,065)       2.75 --  11.13
  Options cancelled............................................      (17,900)       5.38 --  11.00
                                                                 -----------
Options outstanding at December 31, 1995.......................      777,845        2.75 --  20.25
                                                                 -----------
                                                                 -----------

                          PRONET INC. AND SUBSIDIARIES

NOTE G -- STOCK OPTION PLANS (CONTINUED)
THE NON-EMPLOYEE DIRECTOR OPTION PLAN

    The Non-Employee Director Stock Option Plan ("Non-Employee Director Option Plan"), approved in July 1991, authorized 37,500 shares of common stock for issuance under the Plan and provides for a one-time grant of options for the purchase of 7,500 shares of common stock to non-employee directors of the Company.

    The per share exercise price for shares subject to each option is the fair market value of the common stock at the date of grant. The option shall be exercisable in full after the completion of six months of continuous service on the Board of Directors after the date of grant, and the term of each option is ten years. At December 31, 1995 and 1994, there were options outstanding and exercisable for 15,000 shares at an option price per share of $7.63 and 7,500 shares at an option price per share of $6.88.

    In May 1991, under a separate agreement, a one-time grant of options for the purchase of 7,500 shares of common stock was made to a non-employee director. The option, with a per share price of $7.63, became fully exercisable at the date of grant and was outstanding at December 31, 1995 and 1994.

1994 EMPLOYEE STOCK PURCHASE PLAN

    In May 1994, the Company's Board of Directors and Stockholders approved an Employee Stock Purchase Plan ("Stock Purchase Plan") that became effective July 1, 1994. A total of 100,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. Employees who work at least 20 hours per week and more than five months in a calendar year are eligible to participate in the Stock Purchase Plan and may contribute up to 15% of their base pay. At the end of each six-month offering period, participants may purchase the Company's common stock at a 15% discount of the fair market value of the stock on the first or last day of the offering period, whichever is lower.

    In 1995, 4,244 and 5,470 shares were purchased with payroll deductions withheld during the six month offering periods ending December 31, 1994 and June 30, 1995, respectively. On January 11, 1996, 6,571 shares were purchased with payroll deductions withheld during the six month offering period ending December 31, 1995.

1995 LONG-TERM INCENTIVE PLAN

    In May 1995, the Company's Board of Directors and Stockholders approved the 1995 Long-Term Incentive Plan (the "1995 Plan") under which the Board of Directors may grant incentive and non-incentive stock options, restricted stock awards and stock appreciation rights to key employees and non-incentive stock options to non-employee directors of the Company totaling 1,000,000 shares of Common Stock to be issued. Grants to key employees will expire ten years after the date of grant. Incentive stock options will have an exercise price of the fair value of a share of common stock at the date the option is granted. Non-incentive stock options, restrictive stock awards and stock appreciation rights will have an exercise price as specified in their award agreement.

    Under the 1995 Plan, on an annual basis each non-employee director of the Company will be automatically granted non-incentive stock options to purchase 2,500 shares of Common Stock, beginning in 1995. The per share exercise price for shares subject to each option is the fair market value of the common stock at the date of grant. The option shall become vested and exercisable over a three year period, and the term of each option is ten years. In May 1995, there were 10,000 options granted to non-employee directors of the Company.

                          PRONET INC. AND SUBSIDIARIES

NOTE G -- STOCK OPTION PLANS (CONTINUED)
    At December 31, 1995, there were options outstanding and exercisable for 10,000 shares at an option price per share of $18.25 relating to the non-incentive stock options granted to non-employee directors of the Company. There were no grants under the 1995 Plan to key employees of the Company.

NOTE H -- EMPLOYEE SAVINGS PLAN
    The Company sponsors an employee savings plan that covers all employees who have worked for the Company for more than one year. Employee contributions range from 2% to 10%, up to the limits defined by Section 401(k) of the Internal Revenue Code. In 1995, 1994 and 1993, the Company contributed $71,000, $43,000 and $20,000, respectively, to the plan which represents 20%, 15% and 10% of all employee contributions.

NOTE I -- SEGMENT INFORMATION
    The Company provides communication products and enhanced services to organizations and individuals requiring wireless communication applications. The Company provides these specialized products through two distinct operating segments: the paging systems' operations and the security systems' operations. The paging systems' operations provide paging services to businesses, medical institutions and individual consumers in major metropolitan areas of the United States. The security systems' operations provide specialized security services to financial institutions and retail operations throughout the United States.

    TOTAL REVENUES:  Total revenues consist of the following (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Service revenues:
  Pager lease and access fees........................................  $  50,805  $  28,015  $  14,853
  Security systems equipment fees....................................      5,303      5,064      4,381
                                                                       ---------  ---------  ---------
                                                                          56,108     33,079     19,234
Product sales:
  Pager and paging equipment.........................................      9,899      6,506      1,554
  Other security systems income......................................        137        133        486
                                                                       ---------  ---------  ---------
                                                                          10,036      6,639      2,040
                                                                       ---------  ---------  ---------
Total revenues.......................................................  $  66,144  $  39,718  $  21,274
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Operating income is revenue less expenses exclusive of general corporate expenses, corporate related depreciation and amortization and other income (expense). Identifiable assets are those assets used in the operations of each business segment. Corporate assets consist primarily of short-term cash investments,  software,  debt financing  costs  and corporate  office equipment.
During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. Certain costs that were previously classified as general corporate expenses in 1994 and 1993 were classified as paging systems' or security systems' expenses in 1995. Thus, operating income before general corporate expenses for paging systems' and security systems' operations decreased in 1995 from 1994 as costs were allocated from general corporate expenses. Segment data as of and for the years ended December 31, 1995, 1994 and 1993 follows (in thousands).

                          PRONET INC. AND SUBSIDIARIES

NOTE I -- SEGMENT INFORMATION (CONTINUED)

                                                                 PAGING     SECURITY    ADJUSTMENTS
                                                                SYSTEMS'    SYSTEMS'        AND
                                                               OPERATIONS  OPERATIONS   ELIMINATIONS  CONSOLIDATED
                                                               ----------  -----------  ------------  ------------
1995
  Total revenues.............................................  $   60,704   $   5,440    $       --    $   66,144
  Cost of products sold......................................      (9,357)        (64)           --        (9,421)
                                                               ----------  -----------  ------------  ------------
                                                               $   51,347   $   5,376    $       --    $   56,723
  Operating income before general corporate expenses.........  $    4,384   $   2,295    $       --    $    6,679
  General corporate expenses.................................                                              (6,949)
  Interest and other income..................................                                               1,291
  Interest expense...........................................                                              (8,640)
                                                                                                      ------------
  Loss before income taxes...................................                                          $   (7,619)
                                                                                                      ------------
                                                                                                      ------------
  Identifiable assets at December 31, 1995...................  $  153,825   $  10,678    $       --    $  164,503
  Corporate assets...........................................                                              22,466
                                                                                                      ------------
  Total assets at December 31, 1995..........................                                          $  186,969
                                                                                                      ------------
                                                                                                      ------------
  Capital expenditures.......................................  $   16,171   $   1,357    $       --    $   17,528
  Depreciation and amortization..............................      16,159       1,454         1,049        18,662

1994
  Total revenues.............................................  $   34,521   $   5,197    $       --    $   39,718
  Cost of products sold......................................      (6,605)        (39)           --        (6,644)
                                                               ----------  -----------  ------------  ------------
                                                               $   27,916   $   5,158    $       --    $   33,074
  Operating income before general corporate expenses.........  $    7,021   $   2,512    $       --    $    9,533
  General corporate expenses.................................                                              (6,344)
  Interest and other income..................................                                                 173
  Interest expense...........................................                                              (1,774)
                                                                                                      ------------
  Income before income taxes.................................                                          $    1,588
                                                                                                      ------------
                                                                                                      ------------
  Identifiable assets at December 31, 1994...................  $   59,878   $   9,721    $       --    $   69,599
  Corporate assets...........................................                                               3,674
                                                                                                      ------------
  Total assets at December 31, 1994..........................                                          $   73,273
                                                                                                      ------------
                                                                                                      ------------
  Capital expenditures.......................................  $    5,014   $     763    $       --    $    5,777
  Depreciation and amortization..............................       6,393       1,226           955         8,574

1993
  Total revenues.............................................  $   16,407   $   4,867    $       --    $   21,274
  Cost of products sold......................................        (794)       (162)                       (956)
                                                               ----------  -----------  ------------  ------------
                                                               $   15,613   $   4,705    $       --    $   20,318
  Operating income before general corporate expenses.........  $    4,753   $   2,395    $       --    $    7,148
  General corporate expenses.................................                                              (4,416)
  Interest and other income..................................                                                  43
  Interest expense...........................................                                                (292)
                                                                                                      ------------
  Income before income taxes.................................                                          $    2,483
                                                                                                      ------------
                                                                                                      ------------
  Identifiable assets at December 31, 1993...................  $   17,680   $  10,359    $       --    $   28,039
  Corporate assets...........................................                                               2,257
                                                                                                      ------------
  Total assets at December 31, 1993..........................                                          $   30,296
                                                                                                      ------------
                                                                                                      ------------
  Capital expenditures.......................................  $    4,045   $   1,452    $       --    $    5,497
  Depreciation and amortization..............................       3,004       1,014           638         4,656

                          PRONET INC. AND SUBSIDIARIES

NOTE J -- COMMITMENTS
    The Company leases office space and transmitter sites under operating leases expiring through 2002. Rent expense was $4,514,000, $2,422,000 and $1,076,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum payments under noncancelable operating leases are as follows:

1996..................................................  $ 4,176,526
1997..................................................    2,578,289
1998..................................................    1,989,851
1999..................................................    1,555,582
2000..................................................    1,002,228
                                                        -----------
                                                        $11,302,476
                                                        -----------
                                                        -----------

NOTE K -- QUARTERLY DATA (UNAUDITED)
    The following summarizes the quarterly operating results of the Company for the years ended December 31, 1995 and 1994 (in thousands except per share amounts).

                                                                               THREE MONTHS ENDED
                                                                ------------------------------------------------
                                                                MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                                ---------  ---------  ------------  ------------
1995
  Total revenues..............................................  $  12,684  $  15,877   $   17,759    $   19,824
  Operating income (loss).....................................        769        630          573        (2,242)
  Income (loss) before income taxes...........................        424       (796)      (1,914)       (5,333)
  Net income (loss)...........................................         66       (400)      (2,030)       (5,333)
  Net income (loss) per share.................................        .01       (.06)        (.32)         (.86)
1994
  Total revenues..............................................  $   6,563  $   8,829   $   11,358    $   12,968
  Operating income............................................        598        827          835           929
  Income before income taxes..................................        432        501          278           377
  Net income..................................................        197        258           71           167
  Net income per share........................................        .05        .06          .02           .03

                          PRONET INC. AND SUBSIDIARIES

NOTE L -- ACQUISITIONS
    The Completed Acquisitions, which were all accounted for as purchases, consisted of the following:

                                                                     PAGERS IN
     ACQUISITION          LOCATION(S)          CLOSING DATE         SERVICE (1)    PURCHASE PRICE
---------------------  -----------------  -----------------------  -------------  -----------------
Contact                New York City      March 1, 1994                91,000     $    19.0 million
Radio Call             New York City      August 1, 1994               57,000           7.8 million
ChiComm                Chicago            August 1, 1994               30,000           9.8 million
High Tech              Chicago and Texas  December 31, 1994             2,000           0.9 million
Signet                 Charlotte          March 1, 1995                30,000           9.0 million
Carrier                New York City      April 1, 1995                31,200           6.5 million
Metropolitan           Houston            May 1, 1995                 150,000          21.0 million
All City               Milwaukee          May 1, 1995                  20,000           6.4 million
Americom               Houston            July 1, 1995                 80,000          17.5 million
Lewis                  Georgia            September 1, 1995            15,000           5.6 million
Gold Coast             Florida            September 1, 1995             6,000           2.3 million
Paging & Cellular      Houston            October 1, 1995                   0(2)        9.5 million
Apple                  Chicago            December 1, 1995             41,500          13.0 million
                                                                   -------------  -----------------
                                                                      553,700     $   128.3 million
                                                                   -------------  -----------------
                                                                   -------------  -----------------

------------------------
(1) As of the closing date.

(2) Paging & Cellular was the Company's largest reseller serving more than 40,000 subscribers in Texas.

    The Completed Acquisition's results of operations have been included in the consolidated results of operations since the date of acquisition. The following table presents the unaudited pro forma results of operations as if the acquisitions had occurred at the beginning of each respective period presented. The pro forma adjustments to sales and marketing and general and administrative expenses represent expenses that either would or would not have been incurred had the acquisitions occurred at the beginning of the periods presented. Pro forma adjustments reflect additional depreciation and amortization expense based on the fair value of the assets acquired as if the acquisitions had occurred at the beginning of the periods presented. Pro forma adjustments also reflect additional interest expense due to additional borrowings required to fund the cash portion of the purchase price of each acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1995       1994
                                                                         ---------  ---------
Total revenues.........................................................  $  84,528  $  83,913
Net loss...............................................................     (9,752)    (7,615)
Net loss per share.....................................................      (1.56)     (1.73)

                          PRONET INC. AND SUBSIDIARIES

NOTE L -- ACQUISITIONS (CONTINUED)
    Other acquisition activity consisted of the following:

                                                                                 PAGERS IN
ACQUISITION           LOCATION(S)              STATUS OF ACQUISITION            SERVICE (1)     PURCHASE PRICE
-----------------  ------------------  --------------------------------------  -------------  -------------------
Sun                Florida             Closed January 1, 1996                      12,000     $    2.3 million
Signet Raleigh     Raleigh             Closed January 1, 1996                      13,000     $    8.7 million
Page One           Georgia             Closed January 1, 1996                      30,000     $   19.7 million
AGR                Florida             Closed February 1, 1996                     50,000     $    6.5 million
Total              Florida             Closed February 1, 1996                     13,000     $    2.2 million
Williams           Florida             Closed February 1, 1996                      6,500     $    2.7 million
                                       Definitive Agreement signed
RCS                North Carolina       on November 16, 1995                       54,000(2)  $   12.3 million(2)
                                       Definitive Agreement signed
Nationwide         Los Angeles          on January 9, 1996
                                                                               -------------  -------------------
                                                                                  178,500     $   54.4 million
                                                                               -------------  -------------------
                                                                               -------------  -------------------

------------------------
(1) As of the closing date or the date of execution of the definitive agreement, as applicable.

(2) Represents aggregate amounts for RCS and Nationwide.

    RCS and Nationwide are expected to close in 1996 and will be funded by borrowings under the New Credit Facility. These transactions are subject to various conditions, including FCC, regulatory or other third party approvals.

NOTE M -- SUBSEQUENT EVENTS
    Effective January 1, 1996, the Company completed three acquisitions. The first acquisition involved the purchase of substantially all of the paging assets of Sun for approximately $2.3 million paid in cash at closing. The second acquisition involved the purchase of substantially all of the paging assets of Signet Raleigh for approximately $8.7 million, comprised of approximately $4.7 million paid in cash and $3.2 million in Common Stock at closing and an $800,000 deferred payment. The third acquisition involved the purchase of all of the outstanding capital stock of Page One for approximately $14.8 million paid in cash at closing and a $4.9 million deferred payment. The deferred payments are due and payable one year from the closing of the respective transactions and are payable, at the Company's discretion, either in cash or shares of Common Stock based upon market value at the date of payment. These acquisitions were all accounted for as purchases. The Company funded $7.3 million of cash for the acquisitions of Sun, Signet Raleigh and Page One with proceeds from the Notes. The remaining $14.5 million was funded from borrowings under the New Credit Facility. These acquisitions will be accounted for as purchases.

    Effective February 1, 1996, the Company completed the purchase of all of the outstanding common stock of AGR, Total and Williams. AGR was purchased for approximately $6.5 million paid in cash at closing. Total was purchased for approximately $2.2 million, consisting of $400,000 paid in cash and $1.8 million in Common Stock at closing. Williams was purchased for approximately $2.7 million paid in cash at closing. The Company funded these acquisitions with borrowings under the New Credit Facility. These acquisitions will be accounted for as purchases.

    The following table presents the unaudited pro forma results of operations as if the acquisitions of Sun, Signet Raleigh, Page One, AGR, Total, Williams and the Completed Acquisitions had occurred at the beginning of each respective period presented. The pro forma adjustments to sales and marketing and general and administrative expenses represent expenses that either would or would not have been

                          PRONET INC. AND SUBSIDIARIES

NOTE M -- SUBSEQUENT EVENTS (CONTINUED)
incurred had the acquisitions occurred at the beginning of the periods presented. Pro forma adjustments reflect additional depreciation and amortization expense based on the fair value of the assets acquired as if the acquisitions had occurred at the beginning of the periods presented. Pro forma adjustments also reflect additional interest expense due to additional borrowings required to fund the cash portion of the purchase price of each acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                                  DECEMBER 31,
                                                             ----------------------
                                                                1995        1994
                                                             ----------  ----------
Total revenues.............................................  $   99,898  $   97,010
Net loss...................................................     (14,864)    (12,635)
Net loss per share.........................................       (2.37)      (2.88)

    In January 1996, the Company signed a definitive agreement to purchase the outstanding capital stock of Nationwide for approximately $6.75 million. Nationwide serves more than 45,000 subscribers in Los Angeles. For the latest fiscal year ended December 31, 1995, Nationwide had revenues and operating income of approximately $5.5 million and $158,000, respectively, and total assets of approximately $1.4 million. This transaction is subject to various conditions including due diligence, approval by the Board of Directors of the Company and FCC, regulatory and other third-party approvals. This acquisition will be accounted for as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        --      The financial statements filed as part of  this Report are listed in the Index  to
                      Financial  Statements and Financial Statement Schedules  following Part IV of this
                      Report.
(a)(2)        --      The financial statement schedules filed as a part of this Report are listed in the
                      Index to Financial Statements and Financial Statement Schedules following Part  IV of this Report.
(a)(3)        --      The following documents are filed or incorporated by reference as exhibits to this
                      Report:

 3.1          --      Restated  Certificate of Incorporation dated July 31, 1987 (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7,
                      1995, and incorporated herein by reference).
 3.2          --      Certificate of Designation of Series A Junior Participating Preferred Stock  dated
                      April  11, 1995 (filed as part of the Company's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
 3.3          --      Certificate of Amendment to Restated  Certificate of Incorporation dated June  12,
                      1995  (filed as an exhibit to the Company's Current Report on Form 8-K, dated July
                      5, 1995, and incorporated herein by reference).
 3.4          --      Restated Bylaws of the Company, as amended  (filed as an exhibit to the  Company's
                      Current  Report  on Form  8-K filed  April  19, 1995,  and incorporated  herein by reference).
 4.1          --      Indenture, dated as  of June 15,  1995, between the  Company and First  Interstate
                      Bank  of Texas,  N.A., as Trustee  (filed as  an exhibit to  the Company's Current
                      Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
 4.2          --      Registration Rights Agreement,  dated as of  June 15, 1995,  between the  Company,
                      Lehman   Brothers,  Inc.,  Alex.   Brown  &  Sons   Incorporated  and  PaineWebber
                      Incorporated (filed as an exhibit to the Company's Registration Statement on  Form
                      S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).

 4.3          --      Rights  Agreement, dated  as of  April 5, 1995,  between the  Company and Chemical
                      Shareholder Services Group,  Inc., as Rights  Agent, specifying the  terms of  the rights  to purchase the  Company's Series A  Junior Participating Preferred Stock,
                      and the  exhibits thereto  (filed  as an  exhibit  to the  Company's  Registration
                      Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
10.1          --      Form of Indemnification Agreement between the Company and certain of the Company's
                      Directors  (filed as an exhibit  to Amendment No. 1  to the Company's Registration
                      Statement on Form S-1  (File No. 33-14956) filed  July 10, 1987, and  incorporated herein by reference).
10.2          --      Deferred  Compensation Plan of the Company (filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed July
                      15, 1987, and incorporated herein by reference).
10.3          --      1987 Stock Option Plan of the Company (filed  as an exhibit to Amendment No. 4  to the  Company's Registration Statement  on Form S-1 (File  No. 33-14956) filed July
                      29, 1987, and incorporated herein by reference).
10.4          --      Agreement  dated  June  15,  1988,  between  the  Company  and  Texas  Instruments
                      Incorporated  for  the  acquisition  of  assets  including  the  use  of  patents, technology and software related to ProNet Tracking Systems (filed as an exhibit to the Company's Current Report  on Form 8-K, dated  July 21, 1988, and  incorporated herein by reference).
10.5          --      Nonqualified Stock Option Agreement of the Company dated May 22, 1991 (filed as an exhibit  to the Company's Annual  Report on Form 10-K  for the year ended December
                      31, 1991, and incorporated herein by reference).
10.6          --      Non-Employee Director Stock Option Plan of the Company (filed as an exhibit to the
                      Company's Annual Report on  Form 10-K for  the year ended  December 31, 1991,  and incorporated herein by reference).
10.7          --      Stock  Purchase Agreement dated September 24, 1993, by and between the Company and
                      Contact Communications, Inc. (filed as an exhibit to the Company's Current  Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.8          --      Amendment  Letter No. One to  Stock Purchase Agreement dated  October 20, 1993, by and between the Company and Contact  Communications, Inc. (filed as an exhibit  to the  Company's Current Report on  Form 8-K, dated March  1, 1994, and incorporated herein by reference).
10.9          --      Amendment Letter No. Two to Stock Purchase Agreement dated January 4, 1994, by and between the Company and Contact Communications,  Inc. (filed as an exhibit to  the
                      Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.10         --      Amendment Letter No. Three to Stock Purchase Agreement dated March 1, 1994, by and between  the Company and Contact Communications, Inc.  (filed as an exhibit to the
                      Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.11         --      1994 Employee Stock  Purchase Plan  of the  Company (filed  as an  exhibit to  the
                      Company's  Proxy  Statement  filed  April 26,  1994,  and  incorporated  herein by reference).
10.12         --      Stock Purchase Agreement dated  April 20, 1994, regarding  the acquisition of  the
                      outstanding   capital  stock  of  Metropolitan   Houston  Paging  Services,  Inc.,
                      ("Metropolitan") by and  among Contact Communications  Inc., Metropolitan and  the shareholders  of  Metropolitan (filed  as an  exhibit  to the  Company's Quarterly
                      Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and  incorporated herein by reference).

10.13         --      Form  PS-58 Split Dollar Agreement  between the Company and  each of its executive officers (filed as an exhibit to the Company's Registration Statement on Form  S-2
                      (File No. 33-85696) filed October 28, 1994, and incorporated herein by reference).
10.14         --      Employment  Agreement dated May 18, 1994, by and between the Company and Jackie R.
                      Kimzey (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
                      fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.15         --      Employment Agreement dated May 18, 1994, by  and between the Company and David  J.
                      Vucina (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
                      fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.16         --      Change  in Control Agreement dated May 18, 1994, by and between the Company and Bo
                      Bernard (filed as an exhibit  to the Company's Quarterly  Report on Form 10-Q  for
                      the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.17         --      Change in Control Agreement dated May 18, 1994, by and between the Company and Jan
                      E.  Gaulding (filed as an  exhibit to the Company's  Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.18         --      Change in Control Agreement  dated May 18,  1994, by and  between the Company  and
                      Jeffery  Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.19         --      Change in Control Agreement dated January 17, 1995, by and between the Company and
                      Mark A. Solls (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.20         --      Asset Purchase  Agreement  dated  May  24,  1995,  regarding  the  acquisition  of substantially  all of  the paging  assets of  Americom Paging  Corporation, by and among the Company, Gregory  W. Hadley, Mo Shebaclo  and American 900 Paging,  Inc.
                      dba  Americom Paging  Corporation (filed  as an  exhibit to  the Company's Current
                      Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).
10.21         --      Amended and Restated  Credit Agreement dated  February 9, 1995,  by and among  the
                      Company,  The First  National Bank  of Chicago,  as Agent,  and the  Lenders party thereto (filed as an exhibit to the  Company's Annual Report on Form 10-K for  the
                      year ended December 31, 1994, and incorporated herein by reference).
10.22         --      Waiver,  Consent and Amendment  No. 1 dated as  of June 12, 1995  by and among the
                      Company, The  First National  Bank of  Chicago, as  Agent, and  the Lenders  party thereto  (filed as an exhibit to the  Company's Registration Statement on Form S-4
                      (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
10.23         --      Office Lease Agreement by and  between the Company and Carter-Crowley  Properties,
                      Inc.,  as Landlord (filed  as an exhibit  to the Company's  Current Report on Form
                      8-K, dated July 5, 1995, and incorporated herein by reference).
10.24         --      Stock Purchase Agreement dated October 6,  1995, regarding the acquisition of  all of  the outstanding capital stock of Apple  Communication, Inc., by and among CCI,
                      Apple Communication, Inc., and  Salvatore Zarcone and Jill  DiFoggio (filed as  an exhibit  to  the Company's  Current Report  on  8-K, dated  January 16,  1996, and incorporated herein by reference).
10.25         --      Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells,  Inc. d/b/a Page One, by and  among the Company, CCI, Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K.
                      Wells  (filed as an exhibit to the  Company's Current Report on 8-K, dated January
                      16, 1996, and incorporated herein by reference).

10.26         --      1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's
                      Proxy Statement filed April 24, 1995, and incorporated herein by reference).
21            --      Subsidiaries of the Company.*
23            --      Consent of Ernst & Young LLP, Independent Auditors.*
27            --      Financial Data Schedule*
(b)           --      Reports on Form 8-K:  On October 3,  1995 and October 5,  1995, the Company  filed
                      Amendment  No. 1 and Amendment No. 2,  respectively, to its Current Report on Form
                      8-K filed on September 15,  1995, relating to the  acquisitions of Lewis and  Gold
                      Coast.  No other Current  Report on Form 8-K  was filed by  the Company during the last quarter of 1995.

------------------------
*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRONET INC.

Date: March 1, 1996                       By:        /s/  JAN E. GAULDING

                                             -----------------------------------
                                                       Jan E. Gaulding
                                              SENIOR VICE PRESIDENT, TREASURER,
                                                 AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------

                /s/  JACKIE R. KIMZEY                   Chairman, Chief Executive Officer and
     -------------------------------------------         Director (principal executive              March 1, 1996
                   Jackie R. Kimzey                      officer)

                 /s/  DAVID J. VUCINA
     -------------------------------------------        President, Chief Operating Officer and      March 1, 1996
                   David J. Vucina                       Director

                 /s/  JAN E. GAULDING                   Senior Vice President, Treasurer and
     -------------------------------------------         Chief Financial Officer (principal         March 1, 1996
                   Jan E. Gaulding                       financial and accounting officer)

                 /s/  THOMAS V. BRUNS
     -------------------------------------------        Director                                    March 1, 1996
                   Thomas V. Bruns

                 /s/  HARVEY B. CASH
     -------------------------------------------        Director                                    March 1, 1996
                    Harvey B. Cash

               /s/  EDWARD E. JUNGERMAN
     -------------------------------------------        Director                                    March 1, 1996
                 Edward E. Jungerman

                  /s/  MARK C. MASUR
     -------------------------------------------        Director                                    March 1, 1996
                    Mark C. Masur

                          PRONET INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------
              COL. A                  COL. B            COL. C             COL. D       COL. E
------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                            CHARGED TO
                                      BALANCE                  OTHER
                                        AT      CHARGED TO   ACCOUNTS-   DEDUCTIONS-  BALANCE AT
                                     BEGINNING  COSTS AND    DESCRIBE     DESCRIBE      END OF
            DESCRIPTION              OF PERIOD   EXPENSES       (2)          (1)        PERIOD
------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Deducted from asset accounts:
  Allowance for doubtful
   accounts........................  $ 110,800  $  189,276   $      --    $ 164,776   $  135,300
                                     ---------  ----------  -----------  -----------  ----------
                                     ---------  ----------  -----------  -----------  ----------
YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
  Allowance for doubtful
   accounts........................  $ 135,300  $  570,076   $ 122,495    $ 295,671   $  532,200
                                     ---------  ----------  -----------  -----------  ----------
                                     ---------  ----------  -----------  -----------  ----------
YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
  Allowance for doubtful
   accounts........................  $ 532,200  $1,033,961   $ 388,615    $ 936,376   $1,018,400
                                     ---------  ----------  -----------  -----------  ----------
                                     ---------  ----------  -----------  -----------  ----------

------------------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Amounts represent beginning balances related to acquired companies as of the acquisition dates.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements of the Company and its subsidiaries are included in this Report pursuant to Item 8 of this Report:

                                                                                                      PAGE
                                                                                                      -----

Report of Ernst & Young LLP, Independent Auditors................................................          26

Consolidated Balance Sheets -- December 31, 1995 and 1994........................................          27

Consolidated Statements of Operations For the Years Ended December 31, 1995, 1994 and 1993.......          28

Consolidated Statements of Cash Flows For the Years Ended December 31, 1995, 1994 and 1993.......          29

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1995, 1994 and
 1993............................................................................................          30

Notes to Consolidated Financial Statements For the Years Ended December 31, 1995, 1994 and
 1993............................................................................................          31

    The  following  financial  statement  schedule   of  the  Company  and   its
subsidiaries is included in this Report pursuant to Item 14 of this Report:

                                                                                                      PAGE
                                                                                                      -----
Schedule II -- Valuation and Qualifying Accounts.................................................         S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                               INDEX TO EXHIBITS

  EXHIBIT               DESCRIPTION
-----------             ------------------------------------------------------------------------------------------------------
       3.1      --      Restated  Certificate of  Incorporation dated  July 31,  1987 (filed  as an  exhibit to  the Company's
                        Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein  by reference).
       3.2      --      Certificate  of Designation  of Series  A Junior  Participating Preferred  Stock dated  April 11, 1995
                        (filed as  part  of the  Company's  Registration  Statement on  Form  8-A  dated April  7,  1995,  and incorporated herein by reference).
       3.3      --      Certificate  of Amendment to  Restated Certificate of Incorporation  dated June 12,  1995 (filed as an exhibit to the Company's Current Report  on Form 8-K, dated July  5, 1995, and incorporated herein  by reference).
       3.4      --      Restated  Bylaws of the Company,  as amended (filed as  an exhibit to the  Company's Current Report on
                        Form 8-K filed April 19, 1995, and incorporated herein by reference).
       4.1      --      Indenture, dated as of June 15, 1995, between the Company and First Interstate Bank of Texas, N.A., as
                        Trustee (filed as an  exhibit to the  Company's Current Report on  Form 8-K, dated  July 5, 1995,  and incorporated herein by reference).
       4.2      --      Registration  Rights Agreement, dated as of June 15, 1995, between the Company, Lehman Brothers, Inc.,
                        Alex. Brown & Sons Incorporated  and Paine Webber Incorporated (filed  as an exhibit to the  Company's
                        Registration  Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
       4.3      --      Rights Agreement, dated as  of April 5,  1995, between the Company  and Chemical Shareholder  Services
                        Group,  Inc., as Rights Agent, specifying  the terms of the rights  to purchase the Company's Series A
                        Junior Participating Preferred Stock, and the exhibits  thereto (filed as an exhibit to the  Company's
                        Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
      10.1      --      Form of Indemnification Agreement between the Company and certain of the Company's Directors (filed as an  exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-14956)
                        filed July 10, 1987, and incorporated herein by reference).
      10.2      --      Deferred Compensation Plan of  the Company (filed as  an exhibit to Amendment  No. 2 to the  Company's
                        Registration Statement on Form S-1 (File No. 33-14956) filed July 15, 1987, and incorporated herein by reference).
      10.3      --      1987  Stock Option  Plan of  the Company  (filed as  an exhibit  to Amendment  No. 4  to the Company's
                        Registration Statement on Form S-1 (File No. 33-14956) filed July 29, 1987, and incorporated herein by reference).
      10.4      --      Agreement dated  June  15, 1988,  between  the Company  and  Texas Instruments  Incorporated  for  the
                        acquisition of assets including the use of patents, technology and software related to ProNet Tracking
                        Systems  (filed as an exhibit  to the Company's Current  Report on Form 8-K,  dated July 21, 1988, and incorporated herein by reference).
      10.5      --      Nonqualified Stock Option Agreement  of the Company  dated May 22,  1991 (filed as  an exhibit to  the
                        Company's  Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
      10.6      --      Non-Employee Director Stock Option Plan  of the Company (filed as  an exhibit to the Company's  Annual
                        Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
      10.7      --      Stock  Purchase  Agreement  dated  September  24,  1993,  by  and  between  the  Company  and  Contact
                        Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March  1,
                        1994, and incorporated herein by reference).

  EXHIBIT               DESCRIPTION
-----------             ------------------------------------------------------------------------------------------------------
      10.8      --      Amendment  Letter No.  One to  Stock Purchase  Agreement dated  October 20,  1993, by  and between the
                        Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on  Form
                        8-K, dated March 1, 1994, and incorporated herein by reference).
      10.9      --      Amendment Letter No. Two to Stock Purchase Agreement dated January 4, 1994, by and between the Company and  Contact Communications, Inc.  (filed as an exhibit  to the Company's Current  Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
     10.10      --      Amendment Letter No. Three to Stock Purchase Agreement dated March 1, 1994, by and between the Company and Contact Communications, Inc.  (filed as an exhibit  to the Company's Current  Report on Form  8-K, dated March 1, 1994, and incorporated herein by reference).
     10.11      --      1994 Employee Stock Purchase Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 26, 1994, and incorporated herein by reference).
     10.12      --      Stock  Purchase Agreement dated April  20, 1994, regarding the  acquisition of the outstanding capital
                        stock  of  Metropolitan  Houston  Paging  Services,  Inc.,  ("Metropolitan")  by  and  among   Contact
                        Communications  Inc., Metropolitan and  the shareholders of  Metropolitan (filed as  an exhibit to the
                        Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and  incorporated herein by reference).
     10.13      --      Form  PS-58 Split Dollar Agreement between the Company and each of its executive officers (filed as an exhibit to the  Company's Registration Statement  on Form S-2  (File No. 33-85696)  filed October  28,
                        1994, and incorporated herein by reference).
     10.14      --      Employment  Agreement dated May 18, 1994, by and between the Company and Jackie R. Kimzey (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
     10.15      --      Employment Agreement dated May 18, 1994, by and between  the Company and David J. Vucina (filed as  an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
     10.16      --      Change in Control Agreement dated May 18, 1994, by and between the Company and Bo Bernard (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
     10.17      --      Change  in Control Agreement dated May 18, 1994, by and between the Company and Jan E. Gaulding (filed as an exhibit to the  Company's Quarterly Report on  Form 10-Q for the  fiscal quarter ended June  30,
                        1994, and incorporated herein by reference).
     10.18      --      Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffery Owens (filed as an  exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
     10.19      --      Change in Control  Agreement dated January  17, 1995,  by and between  the Company and  Mark A.  Solls
                        (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
     10.20      --      Asset  Purchase Agreement dated  May 24, 1995, regarding  the acquisition of  substantially all of the paging assets of Americom Paging Corporation, by and among the Company, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc.  dba Americom Paging Corporation (filed  as an exhibit to the  Company's
                        Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).
     10.21      --      Amended  and Restated Credit  Agreement dated February  9, 1995, by  and among the  Company, The First
                        National Bank  of Chicago,  as Agent,  and the  Lenders  party thereto  (filed as  an exhibit  to  the
                        Company's  Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

  EXHIBIT               DESCRIPTION
-----------             ------------------------------------------------------------------------------------------------------
     10.22      --      Waiver, Consent and Amendment  No. 1 dated as  of June 12,  1995 by and among  the Company, The  First
                        National  Bank  of Chicago,  as Agent,  and the  Lenders  party thereto  (filed as  an exhibit  to the
                        Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and  incorporated herein by reference).
     10.23      --      Office  Lease Agreement by  and between the  Company and Carter-Crowley  Properties, Inc., as Landlord
                        (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
     10.24      --      Stock Purchase Agreement dated October  6, 1995, regarding the acquisition  of all of the  outstanding capital stock of Apple Communication, Inc., by and among CCI, Apple Communication, Inc., and Salvatore
                        Zarcone  and Jill DiFoggio (filed as an exhibit to  the Company's Current Report on 8-K, dated January
                        16, 1996, and incorporated herein by reference).
     10.25      --      Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the  outstanding capital  stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, CCI, Cobbwells, Inc. d/b/a
                        Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current  Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
     10.26      --      1995  Long-Term Incentive Plan  of the Company (filed  as an exhibit to  the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
        21      --      Subsidiaries of the Company.*
        23      --      Consent of Ernst & Young LLP, Independent Auditors.*
        27      --      Financial Data Schedule*

------------------------
* Filed herewith.