Form 10-K405/A
period 1995-12-31
PRONET INC /DE/
filed 1996-04-29
CIK 815553

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                               FORM 10-K/A NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    The following Items 10, 11, 12 and 13 of Part III from the ProNet Inc. (the "Company") 1995 Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 1996, are hereby amended and restated in its entirety as follows.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The current directors and executive officers of the Company are as follows:

NAME                             AGE                                 POSITION
- ---------------------------      ---      ---------------------------------------------------------------
Jackie R. Kimzey                     43   Chief Executive Officer and Chairman of the Board of Directors
David J. Vucina                      42   President, Chief Operating Officer and Director
Thomas V. Bruns                      63   Director
Harvey B. Cash                       57   Director
Edward E. Jungerman                  53   Director
Mark C. Masur                        42   Director
Bo Bernard                           50   Executive Vice President
Jan E. Gaulding                      41   Senior Vice President, Treasurer and Chief Financial Officer
Jeffery A. Owens                     42   Senior Vice President and Chief Technology Officer
Mark A. Solls                        39   Vice President, Secretary and General Counsel

    Jackie R. Kimzey is a founder of the Company and has been a director of the Company since 1983. Mr. Kimzey has been Chairman of the Board of the Company since March 1990 and Chief Executive Officer of the Company since May 1983. Mr. Kimzey served as President of the Company from May 1983 until May 1991.

    David J. Vucina joined the Company in August 1988 and has been a director of the Company since 1994. Mr. Vucina served as Executive Vice President of the
Company and President and Chief Operating Officer of ProNet Medical Communications, the Company's medical communications division until May 1991, at which time he was elected President and Chief Operating Officer of the Company.

    Thomas V. Bruns has been a director of the Company since May 1991. Mr. Bruns has been Chairman of the Board of Zaun Equipment Company, a power equipment distributor, since 1986.

    Harvey B. Cash has been a director of the Company since 1982. Mr. Cash was Chairman of the Board of the Company from 1982 until March 1990. Mr. Cash is currently general partner of Berry Cash Southwest Partnership, a venture capital fund. Mr. Cash is Chairman of the Board of Cyrix Corporation, a publicly held microprocessor company, and currently also serves on the Boards of Directors of the following public companies: i2 Technologies, Inc., a provider of supply chain management software; Aurora Electronics, Inc., a distributor of recycled integrated circuit boards and computer components; Benchmarq Microelectronics, Inc., a developer of chips and chipsets for portable electronic devices; AMX Corporation, a manufacturer of remote control systems; and Heritage Media Corporation, an owner and operator of radio and television stations.

    Edward E. Jungerman has been a director of the Company since May 1992. Mr. Jungerman has been President of Impulse Telecommunications Corporation, a strategic telecommunications consulting firm, since 1986. He has over 25 years experience in the telecommunications field, including senior executive positions at Northern Telecom, Inc. and private, start-up ventures in the specialized advanced telecommunications services field.

    Mark C. Masur has been a director of the Company since 1984. Mr. Masur co-founded and since September 1988 has been a general partner of O'Donnell & Masur, a venture capital partnership. Mr. Masur served in various management capacities for InterFirst Venture Corporation in Dallas, Texas and its successor entities from 1982 until September 1988.

    Bo Bernard is a founder of the Company. He served as Senior Vice President of the Company from May 1983 until July 1991. In July 1991, he was elected Executive Vice President of the Company. Mr. Bernard is responsible for expansion programs for the Company.

    Jan E. Gaulding joined the Company in March 1984 and served as Vice President -- Finance, Treasurer and Chief Financial Officer until January 1994 at which time she was elected Senior Vice President, Treasurer and Chief Financial Officer of the Company. Ms. Gaulding served as Secretary of the Company from February 1986 until December 1994. As Chief Financial Officer, Ms. Gaulding has primary responsibility for the Company's financial, treasury, accounting, human resources and information systems functions.

    Jeffery A. Owens joined the Company in May 1984 and served as Vice President
- -- Engineering until January 1996 at which time he was elected Senior Vice President and Chief Technology Officer of the Company. Prior to joining the Company, Mr. Owens was a communications system engineer and engineering manager for Motorola Communications and Electronics, Inc. Mr. Owens is responsible for overseeing the Company's strategic technology and engineering functions.

    Mark A. Solls joined the Company in December 1994 as Vice President, Secretary and General Counsel. From February 1993 until joining the Company, Mr. Solls engaged in the private practice of law. From November 1990 until February 1993, Mr. Solls served as Senior Vice President, Secretary and General Counsel of Maxum Health Corp., a provider of medical diagnostic services. From 1988 to 1990, he served as Associate General Counsel for Republic Health Corporation (since renamed OrNda Health Corp.), a hospital management company.

    Officers are appointed by the Board of Directors and serve until their respective successors are appointed and qualified by the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

    The Company currently has a policy whereby each non-employee director receives a $4,000 annual retainer and $1,000 for each Board meeting attended. All directors of the Company are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    On May 22, 1991, the Company granted to Mr. Bruns, as a newly elected non-employee director, an option to purchase 7,500 shares of Common Stock, $.01 par value per share ("Common Stock") at an exercise price equal to the closing price of the Common Stock as quoted on the NASDAQ National Market System on May 22, 1991. On July 2, 1991, the Company adopted a Non-Employee Director Stock Option Plan which provides for a one-time grant of an option to purchase 7,500 shares of Common Stock of the Company to each non-employee director of the Company who at the time of adoption previously had not received a stock option grant (Messrs. Cash and Masur), and to any subsequent outside director who is elected and begins serving on the Company's Board of Directors on or before July 1, 2001 (Mr. Jungerman). Options granted under this plan may be exercised after the director has completed six months of service as a member of the Board after the date on which the director was granted the option. The exercise price of each option granted under this plan on the effective date of the plan (July 2, 1991) was the closing price of the Company's Common Stock as quoted on the NASDAQ National Market System on such effective date, and the exercise price of subsequently granted options is the closing price of the Company's Common Stock as quoted on the NASDAQ National Market System as of the date the grantee is elected to the Company's Board of Directors.

1995 LONG-TERM INCENTIVE PLAN

     On May 25, 1995, the Company granted a nonstatutory option to purchase 2,500 shares of Common Stock to its four non-employee directors in accordance with the terms of the 1995 Long-Term Incentive Plan (the "1995 Plan"). The 1995 Plan provides for an automatic grant of a nonstatutory option to purchase 2,500 shares of Common Stock to each non-employee director who is a director of the Company as of both the day immediately preceding the annual meeting of the Company's stockholders and the day immediately following the annual meeting, effective on the date of the first meeting of the Board of Directors following the annual meeting. The exercise price for each share of stock subject to the option shall be the fair market value of a share of stock on the date of grant of such option. The option shall become vested and exercisable with respect to 833 shares of stock on each of the first two anniversaries of the date of grant, and with respect to 834 shares of stock on the third anniversary of the date of grant, so long as the non-employee director remains a director of the Company after the date of grant through those dates. The option shall terminate on the earliest of (i) the date ten years from the date of grant, (ii) immediately when the holder ceases to be a director, if the Board demands or requests the holder's resignation from the Board, (iii) on the date 90 days after the Holder ceases to be a director for any reason other than the reasons specified in the preceding clause (ii) or the following clause (iv), or (iv) on the date one year after the holder ceases to be a director because of death or permanent disability.

EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "Named Executives"), as well as the total compensation earned by each such individual for the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                             ANNUAL COMPENSATION   COMPENSATION
                                                             -------------------     AWARDS --       ALL OTHER
                                                              SALARY      BONUS     OPTIONS (1)   COMPENSATION (2)
                                                              ------      -----    -------------  ----------------
NAME AND PRINCIPAL POSITION                         YEAR        ($)        ($)          (#)              ($)
- ------------------------------------------------  ---------  ---------  ---------  -------------  ----------------
Jackie R. Kimzey................................       1995   $208,000    $97,955       --              $16,716
  Chief Executive Officer                              1994    191,435     92,736       70,000           15,708
                                                       1993    178,440     86,722       50,000           12,686
David J. Vucina.................................       1995    168,000    101,722       --               12,737
  President                                            1994    149,511    108,675       70,000            8,290
                                                       1993    138,276    106,520       50,000            6,143
Bo Bernard......................................       1995    114,125     51,803       --                5,222
  Executive Vice President                             1994    114,708     55,545       30,000            4,847
                                                       1993    108,000     40,594       15,000            3,937
Jan E. Gaulding.................................       1995    105,000     35,320       --                4,126
  Senior Vice President                                1994     94,704     30,590       50,000            3,607
                                                       1993     87,900     23,484       10,000            3,248
Mark A. Solls...................................       1995    125,004     33,250       20,000            6,055
  Vice President and General Counsel                   1994     --         --           --               --
                                                       1993     --         --           --               --

- ------------------------
(1) Options to acquire shares of Common Stock.

(2) Amount represents premiums paid by the Company for compensatory split-dollar life and disability insurance including the portion attributable to term life insurance (less than $1,000 for each Named Executive) that is taxable compensation to the Named Executive.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table summarizes options to acquire shares of Common Stock granted to the Named Executives during 1995.

                                                                                                 POTENTIAL REALIZABLE
                                                          INDIVIDUAL GRANTS                        VALUE AT ASSUMED
                                      ---------------------------------------------------------    ANNUAL RATES OF
                                         NUMBER OF                                                   STOCK PRICE
                                        SECURITIES       % OF TOTAL                                APPRECIATION FOR
                                        UNDERLYING     OPTIONS GRANTED   EXERCISE                  OPTION TERM (2)
                                          OPTIONS      TO EMPLOYEES IN     PRICE     EXPIRATION  --------------------
NAME                                  GRANTED (#)(1)     FISCAL YEAR     ($/SHARE)      DATE        5%         10%
- ------------------------------------  ---------------  ---------------  -----------  ----------  ---------  ---------
Jackie R. Kimzey....................        --               --             --           --         --         --
David J. Vucina.....................        --               --             --           --         --         --
Bo Bernard..........................        --               --             --           --         --         --
Jan E. Gaulding.....................        --               --             --           --         --         --
Mark A. Solls.......................        20,000              43%      $   14.25     1/3/2005   $179,200  $454,200

- ------------------------
(1) All options were granted pursuant to the 1987 Incentive Stock Option Plan. The exercise price represents the fair market value of the stock on the date of grant. The options have a term of ten years and vest in 25% cumulative annual increments over that period beginning with the first anniversary date of the grant.

(2) The potential realizable value portion of the table illustrates the values that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation to the Company's Common Stock over the term of the options. The price of Common Stock at the end of the ten year term of the options would be $23.21 assuming 5% annual appreciation and would be $36.96 assuming 10% annual appreciation. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock and overall market conditions. There can be no assurances that the potential values set forth in this table reflect the actual values that may be obtained by any of the Named Executives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
 FISCAL YEAR-END OPTION VALUES

    The following table summarizes options exercised during 1995 and presents the value of unexercised options held by the Named Executives at fiscal year-end:

                                                                  NUMBER OF               VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                            AT FISCAL YEAR-END (#)       AT FISCAL YEAR-END (1)
                          SHARES ACQUIRED      VALUE      --------------------------  ----------------------------
NAME                      ON EXERCISE (#)  REALIZED (2)   EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ------------------------  ---------------  -------------  -----------  -------------  -------------  -------------
Jackie R. Kimzey........        96,168     $   2,326,491      42,000        88,000    $     884,000  $   1,692,250
David J. Vucina.........        91,732         1,540,704      42,500        90,000          881,813      1,736,000
Bo Bernard..............        --              --            58,000        34,500        1,327,250        660,563
Jan E. Gaulding.........         4,675           122,719      56,325        46,500        1,244,944        823,438
Mark A. Solls...........        --              --            --            20,000         --              305,000

- ------------------------

(1) The last sales price of Common Stock as reported on the NASDAQ National Market System on December 29, 1995, the last trading day of 1995, was $29.50. Value is calculated on the basis of the remainder of $29.50 minus the exercise price multiplied by the number of shares of Common Stock underlying the option.

(2) Value is calculated based on the remainder of the closing market price of Common Stock on the date of the exercise minus the exercise price multiplied by the number of shares to which the exercise relates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1995, the Compensation Committee was composed of Messrs. Bruns, Cash, Jungerman and Masur. No member of the Compensation Committee is an officer of the Company. Since March 1992, upon management's request, Impulse Telecommunications Corporation ("Impulse") has provided consulting services in the area of personal communications technologies and services to the Company. Mr. Jungerman is the President and owns a controlling interest in Impulse. During the last fiscal year, the Company paid Impulse approximately $28,300 for these consulting services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1996, regarding the amount and nature of the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of its directors, (iii) each executive officer of the Company named in the Summary Compensation Table herein and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the persons named in the table have sole voting and investment power in the shares of Common Stock shown as beneficially owned by such persons.

                                                                        BENEFICIAL OWNERSHIP AS OF MARCH 31,
                                                                                       1996
                                                                        ------------------------------------
                                                                            NUMBER OF       PERCENT OF
                                                                            SHARES OF       OUTSTANDING
NAME OF BENEFICIAL OWNER                                                   COMMON STOCK    COMMON STOCK
- ------------------------------------------------------------------------  --------------  ---------------
PRINCIPAL STOCKHOLDERS:
  J.& W. Seligman & Co. Inc. (1)........................................  429,674         6.08%
  Oppenheimer Funds, Inc. (2)...........................................  358,000         5.06
DIRECTORS AND OFFICERS:
  Bo Bernard (3)........................................................  120,113         1.68
  Thomas V. Bruns (4)...................................................    8,333            *
  Harvey B. Cash (5)....................................................   28,333            *
  Jan E. Gaulding (6)...................................................   74,850         1.05
  Edward E. Jungerman (4)...............................................    8,333            *
  Jackie R. Kimzey (7)..................................................  150,189         2.11
  Mark C. Masur (8).....................................................   76,833         1.09
  Mark A. Solls (9).....................................................    5,182            *
  David J. Vucina (10)..................................................   47,469            *
  All directors and executive officers as a group (10 persons) (11).....  592,384         7.96

- ------------------------
* REPRESENTS LESS THAN 1% OF THE SHARES OUTSTANDING.

(1) J.& W. Seligman & Co. Inc. has beneficial ownership with sole voting power with respect to 302,580 shares and sole dispositive power with respect to all 429,674 shares. The business address of J.& W. Seligman & Co. Inc. is 100 Park Avenue, New York, New York 10017.

(2) The business address of Oppenheimer Funds, Inc. is Two World Trade Center, Suite 3400, New York, New York, 10048.

(3) Includes 61,000 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996 and 714 shares beneficially owned by Mr. Bernard's child.

(4) Represents shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996.

(5) Includes 8,333 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996.

(6) Includes 59,325 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996.

(7) Includes 46,000 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996, and 61,000 shares beneficially owned by Mr. Kimzey's children.

(8) Includes 8,333 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996 and 60,000 shares beneficially owned by Silver Creek Fund of which Mr. Masur is the sole general partner. Mr. Masur has sole voting and investment power in the shares beneficially owned by such partnership.

(9) Includes 5,000 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996.

(10) Includes 46,500 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996.

(11) Includes 313,157 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1996.

    Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Company's Common Stock, to file with the SEC and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Company's Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to
the  Company,  or   written representations that no reports were required,
the Company believes that two Form 4's with respect to acquisitions of Common Stock under the Company's Employee Stock Purchase Plan were not reported on a timely basis for the following officers of the Company: Jackie Kimzey, David Vucina, Jan Gaulding, and Mark Solls and one Form 4 with respect to the exercise of stock options was not reported on a timely basis for Jan Gaulding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED ACTIONS

    Since March 1992, upon management's request, Impulse has provided consulting services in the area of personal communications services to the Company. Mr. Jungerman is the President of, and owns a controlling interest in, Impulse. During the last fiscal year, the Company paid Impulse $28,300 for these consulting services, an amount which management believes is fair and reasonable and as favorable to the Company as could have been obtained from a wholly unrelated party.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRONET INC.
                                          (Registrant)

Date: April 29, 1996                               /s/ JAN E. GAULDING
                                          --------------------------------------
                                                     Jan E. Gaulding
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER