Form 10-Q
period 1996-03-31
PRONET INC /DE/
filed 1996-05-06
CIK 815553

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                ---------------

(Mark One)
    /X/                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: 7,069,328.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  PRONET INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
   Item 1.      Financial Statements (Unaudited)

                Consolidated Balance Sheets at March 31, 1996 and December 31, 1995........................           1

                Consolidated Statements of Operations for the Three Months Ended March 31, 1996 and 1995...           2

                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995...           3

                Notes to Consolidated Financial Statements.................................................           4

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......           7

PART II.  OTHER INFORMATION

    Item 1.     Legal Proceedings..........................................................................          14

    Item 6.     Exhibits and Reports on Form 8-K...........................................................          14

    SIGNATURES.............................................................................................          18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          PRONET INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                       MARCH 31,    DECEMBER 31,
                                                                                                         1996           1995
                                                                                                      -----------   ------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents.........................................................................   $  2,089       $ 10,154
  Trade accounts receivable, net of allowance for doubtful accounts.................................     10,635          7,498
  Federal income tax receivable -- Note E...........................................................        753            990
  Inventories.......................................................................................      2,156          1,574
  Other current assets..............................................................................      2,040          1,937
                                                                                                      -----------   ------------
                                                                                                         17,673         22,153
EQUIPMENT
  Pagers............................................................................................     47,485         36,789
  Communications equipment..........................................................................     31,689         26,051
  Security systems' equipment.......................................................................     12,304         11,866
  Office and other equipment........................................................................      9,024          7,179
                                                                                                      -----------   ------------
                                                                                                        100,502         81,885
  Less allowance for depreciation...................................................................    (38,614)       (34,203)
                                                                                                      -----------   ------------
                                                                                                         61,888         47,682
GOODWILL AND OTHER ASSETS, net of amortization -- Note A............................................    151,269        117,134
                                                                                                      -----------   ------------
                                                                                                       $230,830       $186,969
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payables....................................................................................   $ 12,033       $  8,387
  Other accrued expenses and liabilities............................................................     14,384         10,524
  Current maturities of long-term debt -- Note B....................................................      1,040             --
                                                                                                      -----------   ------------
                                                                                                         27,457         18,911
LONG-TERM DEBT, less current maturities -- Note B...................................................    130,297         99,319
DEFERRED CREDITS -- Note C..........................................................................     17,382         19,183
STOCKHOLDERS' EQUITY -- Note A
  Common stock......................................................................................         75             70
  Additional capital................................................................................     68,874         56,617
  Retained deficit..................................................................................    (11,795)        (5,671)
  Less treasury stock at cost.......................................................................     (1,460)        (1,460)
                                                                                                      -----------   ------------
                                                                                                         55,694         49,556
                                                                                                      -----------   ------------
                                                                                                       $230,830       $186,969
                                                                                                      -----------   ------------
                                                                                                      -----------   ------------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
                                                                                                 (UNAUDITED)
REVENUES
  Service revenues.........................................................................  $  21,016  $  10,488
  Product sales............................................................................      3,146      2,196
                                                                                             ---------  ---------
  Total revenues...........................................................................     24,162     12,684
  Cost of products sold....................................................................     (2,781)    (2,066)
                                                                                             ---------  ---------
                                                                                                21,381     10,618
COST OF SERVICES
  Pager lease and access services..........................................................      5,512      2,220
  Security systems' equipment services.....................................................        275        246
                                                                                             ---------  ---------
                                                                                                 5,787      2,466
                                                                                             ---------  ---------
  GROSS MARGIN.............................................................................     15,594      8,152

  EXPENSES
  Sales and marketing......................................................................      4,039      1,642
  General and administrative...............................................................      5,340      2,996
  Depreciation and amortization............................................................      8,707      2,745
                                                                                             ---------  ---------
                                                                                                18,086      7,383
                                                                                             ---------  ---------
  OPERATING INCOME (LOSS)..................................................................     (2,492)       769

OTHER INCOME (EXPENSE)
  Interest and other income................................................................         27         41
  Interest expense.........................................................................     (3,659)      (386)
                                                                                             ---------  ---------
                                                                                                (3,632)      (345)
                                                                                             ---------  ---------
  INCOME (LOSS) BEFORE INCOME TAXES........................................................     (6,124)       424
Income tax expense -- Note E...............................................................     --            358
                                                                                             ---------  ---------
  NET INCOME (LOSS)........................................................................  $  (6,124) $      66
                                                                                             ---------  ---------
                                                                                             ---------  ---------
NET INCOME (LOSS) PER SHARE................................................................  $   (0.89) $    0.01
                                                                                             ---------  ---------
                                                                                             ---------  ---------
WEIGHTED AVERAGE SHARES....................................................................      6,909      6,627
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ---------------------
                                                                                               1996       1995
                                                                                            ----------  ---------
                                                                                                 (UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss).........................................................................  $   (6,124) $      66
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...........................................................       8,707      2,745
  Amortization of discount................................................................          18         --
  Deferred tax provision..................................................................          --        106
  Provision for losses on accounts receivable.............................................         348        208
  Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable......................................      (2,143)       781
    Decrease in inventories...............................................................         625        146
    Increase in other current assets......................................................        (104)      (220)
    Increase (decrease) in trade payables and other accrued expenses and liabilities......       6,324     (4,176)
                                                                                            ----------  ---------
  Net cash provided by (used in) operating activities.....................................       7,651       (344)
INVESTING ACTIVITIES:
  Purchase of equipment, net..............................................................      (5,811)      (926)
  Purchase of pagers, net of disposals....................................................      (9,899)       635
  Acquisitions, net of cash acquired......................................................     (31,647)    (5,434)
  Computer system software, product enhancements and other intangible assets..............        (372)      (332)
  Other...................................................................................         (12)        53
                                                                                            ----------  ---------
  Net cash used in investing activities...................................................     (47,741)    (6,004)
FINANCING ACTIVITIES:
  Proceeds from bank debt.................................................................      32,000     12,400
  Exercise of incentive stock options for common stock....................................          30        111
  Debt financing costs....................................................................          (9)    (1,391)
  Other...................................................................................           4        (69)
                                                                                            ----------  ---------
  Net cash provided by financing activities...............................................      32,025     11,051
                                                                                            ----------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................      (8,065)     4,703
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................................................................      10,154        666
                                                                                            ----------  ---------
  End of period...........................................................................  $    2,089  $   5,369
                                                                                            ----------  ---------
                                                                                            ----------  ---------

                See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1996

NOTE A -- ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") on March 1, 1996.

    GOODWILL  AND  OTHER  ASSETS:   Goodwill  and  other assets  consist  of the
following (in thousands):

                                                                               MARCH 31,   DECEMBER 31,
                                                                                 1996          1995
                                                                              -----------  ------------
Goodwill....................................................................  $   143,286   $  108,153
Noncompetition agreements...................................................        7,354        4,750
Debt financing costs........................................................        6,988        6,980
Other.......................................................................        5,967        6,517
                                                                              -----------  ------------
                                                                                  163,595      126,400
Less accumulated amortization...............................................       12,326        9,266
                                                                              -----------  ------------
                                                                              $   151,269   $  117,134
                                                                              -----------  ------------
                                                                              -----------  ------------

    Goodwill is amortized using the straight-line method over a fifteen year term. Noncompetition agreements are amortized using the straight-line method over the terms of the agreements, generally five years. Debt financing costs consist of costs incurred in connection with the Company's senior subordinated notes and revolving line of credit and are amortized over periods not to exceed the terms of the related agreements.

    EQUIPMENT:    Beginning in  October 1995,  the  Company began  recording and depreciating all pagers as part of pager equipment.

    NET INCOME (LOSS) PER SHARE: Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents for purposes of computing weighted average shares outstanding.

    RECLASSIFICATION  OF FINANCIAL  STATEMENTS:   The 1995  financial statements
have been reclassified to conform to the 1996 financial statement presentation.

                          PRONET INC. AND SUBSIDIARIES

NOTE B -- LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                                               MARCH 31,   DECEMBER 31,
                                                                                 1996          1995
                                                                              -----------  ------------
Senior subordinated notes...................................................  $    99,337   $   99,319
Revolving line of credit....................................................       32,000       --
                                                                              -----------  ------------
                                                                                  131,337       99,319
Less current maturities.....................................................       (1,040)      --
                                                                              -----------  ------------
                                                                              $   130,297   $   99,319
                                                                              -----------  ------------
                                                                              -----------  ------------

NOTE C -- DEFERRED CREDITS
    Deferred credits consist of the following (in thousands):

                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   1996          1995
                                                                                -----------  ------------
Deferred payments.............................................................   $  16,694    $   18,495
Deferred tax liability........................................................         688           688
                                                                                -----------  ------------
                                                                                 $  17,382    $   19,183
                                                                                -----------  ------------
                                                                                -----------  ------------

    The Company has deferred payments outstanding related to various completed acquisitions which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's discretion, either in cash or shares of the Company's common stock, $.01 par value (the "Common Stock") based on current market value at the date of payment. In January 1996, the Company paid in cash the $200,000 deferred portion of the purchase price of High Tech Communications Corp. ("High Tech"). In February 1996, the Company issued 172,535 shares of its Common Stock and paid in cash $13,000 to Signet Paging of Charlotte, Inc. ("Signet Charlotte") for payment of the $4.2 million deferred portion of the purchase price of Signet Charlotte. In March 1996, the Company issued 114,994 shares of its Common Stock to Carrier Paging Systems, Inc. ("Carrier") in payment of the $3.0 million deferred portion of the purchase price of Carrier.

NOTE D -- ACQUISITIONS
    In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact Communications, Inc. ("Contact"), substantially all of the of the paging assets of Radio Call Company, Inc. ("Radio Call") and High Tech and substantially all of the Chicago-area paging assets of the RCC division of Chicago Communication Service, Inc., ("ChiComm") for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. In 1995, the Company acquired the paging assets of Signet Charlotte for $9.0 million, Carrier for $6.5 million, All City Communication Company, Inc. ("All City") for $6.4 million, Americom Paging Corporation ("Americom") for $17.5 million, Lewis Paging, Inc. ("Lewis") for $5.6 million, Gold Coast Paging, Inc. ("Gold Coast") for $2.3 million and Paging & Cellular of Texas, a Sole Proprietorship ("Paging & Cellular") for $9.5 million and all the outstanding capital stock of Metropolitan Houston Paging Services, Inc. ("Metropolitan") for $21.0 million and Apple Communication, Inc. ("Apple") for $13.0 million. Effective January 1, 1996, the Company acquired substantially all of the paging assets of Sun Paging Communications ("Sun") and SigNet Paging of Raleigh, Inc. ("SigNet Raleigh") and all of the outstanding capital stock of Cobbwells, Inc. dba Page One ("Page One") for $2.3 million, $8.7 million and $19.7 million, respectively. Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of A.G.R. Electronics, Inc. and affiliates ("AGR"), Total Communication Services, Inc.

                          PRONET INC. AND SUBSIDIARIES

NOTE D -- ACQUISITIONS (CONTINUED)
("Total") and Williams Metro Communications Corp. and affiliates ("Williams") for $6.5 million, $2.2 million and $2.7 million, respectively. The nineteen completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit (the "Credit Facility"), proceeds from the sale of the Company's senior subordinated notes (the "Notes") and issuances of shares of the Company's Common Stock.

    The pro forma unaudited results of operations for the three months ended March 31, 1996 and 1995, (which include acquisitions closed as of March 31,
1996), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -------------------------
                                                                                   1996          1995
                                                                                -----------  ------------
Total revenues................................................................   $  24,572    $   25,086
Net loss......................................................................      (6,304)       (1,671)
Net loss per common share.....................................................       (0.91)        (0.24)

    These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

NOTE E -- INCOME TAXES
    For the three months ended March 31, 1996, the primary difference between the U.S. Federal statutory tax rate and the effective tax rate is the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes. Additionally, no recognition has been given to the potential future tax benefits from net operating losses incurred in the first quarter of 1996, as such tax benefits are not assured beyond a reasonable doubt.

NOTE F -- SUBSEQUENT EVENTS
    In April 1996, the Company signed a letter of intent to purchase all of the outstanding capital stock of Georgialina Communication Company and affiliates
("Georgialina"). Also in April 1996, the Company signed two definitive agreements. The first definitive agreement involved the merger of the Company and Teletouch Communications, Inc. ("Teletouch"). The second definitive agreement involved a merger with Pac-West Telecomm, Inc. and affiliates ("PacWest"). In May 1996, the Company entered into an agreement to purchase substantially all of the assets of Ventures in Paging, L.C. ("VIP"). These transactions will be accounted for as purchases for an approximate aggregate purchase price of $218.5 million.

    Also in April 1996, the Company entered into an agreement to purchase a nationwide license (931.9125 MHz Radio Common Carrier frequency) and for the purchase of associated system equipment (the "Nationwide License") from Motorola, Inc. ("Motorola") for approximately $43 million.

    These transactions are expected to close in 1996 and are subject to various conditions and approvals. The Company anticipates amending the Credit Facility to increase the amount of available credit in order to fund these transactions.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides wireless messaging services through its paging and security systems operations. Until 1994, paging services were provided solely to subscribers in the healthcare industry. Beginning in 1994, the Company broadened its operating focus through the acquisition of paging businesses serving the general commercial marketplace. As a result of the completed acquisitions and anticipated acquisitions, the Company's results of operations for prior periods may not be indicative of future performance.

    The Company is a leading provider of paging services in major metropolitan markets in the United States and focuses its activities in five geographic regions or communication "SuperCenters" centered around major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The Supercenters are located in New York, Chicago, Houston, Charlotte and Los Angeles, and, pro forma for the Pending Acquisitions, the Company will be the fifth largest publicly traded paging company in the United States, with approximately 1.4 million subscribers at March 31, 1996.

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

    Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result its paging business currently has one of the lowest monthly disconnect ("churn") rates in the paging industry -- approximately 2.1%, compared to an industry average of approximately 2.8% (source: June 1995 EMCI, Inc. industry survey for the years 1990 to 1994). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate is below the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business -- currently approximately 1.0%.

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

    The Company currently enjoys low operating costs per unit due to the efficiency of its operations. It expects that the continued development of its business within and around its SuperCenters will result in substantial economies of scale and consolidation of operating and selling expenses that will help it retain this competitive advantage.

    Earnings before other income (expense), income taxes, depreciation and amortization ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA and cash flows from operating activities have each grown at a compound annual rate of over 36% the past four years. EBITDA and cash flows from operating activities growth is expected to continue although near term EBITDA margins may be slightly impacted by start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces. Non-cash and financing-related charges for the Company's acquisition program negatively impacted earnings in 1995 and have the potential to continue the trend in the future.

    The following discussion and analysis of financial condition and results of operations include the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company during 1994 and 1995. The results of operations of Georgialina, PacWest, Teletouch and VIP (collectively, the "Pending Acquisitions") and the acquisition of the Nationwide License are not reflected in this discussion.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Revenues
  Service revenues............................................................  $  19,558  $   9,187
  Product sales...............................................................      3,124      2,085
                                                                                ---------  ---------
Total revenues................................................................     22,682     11,272
Cost of products sold.........................................................     (2,781)    (2,007)
                                                                                ---------  ---------
Net revenues (1)..............................................................     19,901      9,265
Cost of services..............................................................     (5,512)    (2,220)
                                                                                ---------  ---------
Gross margin..................................................................     14,389      7,045
Sales and marketing expenses..................................................      3,956      1,571
General and administrative expenses...........................................      5,161      2,807
Depreciation and amortization expenses........................................      8,311      2,329
                                                                                ---------  ---------
Operating income..............................................................  $  (3,039) $     338
                                                                                ---------  ---------
                                                                                ---------  ---------
EBITDA........................................................................  $   5,272  $   2,667
                                                                                ---------  ---------
                                                                                ---------  ---------

- ------------------------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    PAGING SYSTEMS' NET REVENUES for the quarter ended March 31, 1996 increased to $19.9 million, a 115% increase from $9.3 million for the quarter ended March 31, 1995. For the quarter ended March 31, 1996, service revenues increased to $19.6 million, a 113% increase from $9.2 million for the comparable period in 1995. These increases are primarily attributable to a growing subscriber base achieved through greater market penetration in existing markets and the additions of Carrier, Metropolitan, All City, Americom, Lewis, Gold Coast, Paging & Cellular, Apple, Signet Raleigh, Sun, Page

One, AGR, Total and Williams (collectively, the "Acquisitions Completed since March 1995"). Pagers in service increased 157% to 1,039,222 at March 31, 1996 from 404,713 at March 31, 1995. The increase in pagers in service was primarily the result of the Acquisitions Completed since March 1995. In 1994 and 1995, most of the Company's growth in pagers in service was from acquisitions. In addition, internal growth accounted for approximately 58,420 units during the quarter ended March 31, 1996, which represents year over year, internal growth rate of approximately 41%. The Company believes that this internal growth rate will continue due to ongoing commercial paging activity.

    ARPU was $6.69 for the quarter ended March 31, 1996 compared to $8.26 for the quarter ended March 31, 1995. This decrease was due to a further shift in the Company's subscriber base from leased to COAM pagers which do not generate leasing fees. The Company's subscriber base was 72% COAM at March 31, 1996 compared to 53% at March 31, 1995. The Company believes that ARPU will continue to decrease, although at a slower rate as the Company expands its reseller operations, which tend to generate lower revenues per subscriber.

    PRODUCT SALES LESS COST OF PRODUCTS SOLD was $343,000 for the quarter ended March 31, 1996, compared to $78,000 for the comparable period in 1995. The margin increased in 1996 primarily due to increases in product sales, partially offset by depreciation on pagers. Beginning in October 1995, the Company began recording all purchases of pagers as part of pager equipment and depreciating these pagers accordingly. Due to this change, management anticipates that the margin on pager sales will increase in the short-term. Management also anticipates that the Company's margins may vary from market to market due to competition and other factors.

    PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) was $14.4 million (72% of paging systems' net revenues) for the three months ended March 31, 1996, compared to $7.0 million (76% of paging systems' net revenues) for the comparable period in 1995. The decrease in gross margin as a percentage of paging systems' net revenues was due to the increased expenses related to increased acquisition activity and the buildout of the Company's regional SuperCenters. The Company currently anticipates that these margins will decrease in the short term, but will increase in the future as cost efficiencies and integration savings are achieved. The cost of services increased to $5.5 million for the three months ended March 31, 1996, compared to $2.2 million for the comparable period of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

    PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $4.0 million (20% of paging systems' net revenues) for the three months ended March 31, 1996, compared to $1.6 million (17% of paging systems' net revenues) for the comparable period of the prior year. The increase as a percentage of paging systems' net revenues was due to the increase in the number of retail counter locations (from four at March 31, 1995, to 37 at March 31, 1996), the majority of such expenses are sales and marketing, and increased advertising expenses. These expenses as a percentage of paging systems' net revenues are not expected to change significantly in the future due to the Company's focus on expanding its retail distribution channel.

    PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $5.2 million (26% of paging systems' net revenues) for the quarter ended March 31, 1996, compared to $2.8 million (30% of paging systems' net revenues) for the comparable period in 1995. The decrease as a percentage of paging systems' net revenues was due to savings resulting from the consolidation of certain of the Acquisitions Completed since March 1995 into the SuperCenter structure, as well as the increase in the number of retail counter locations referred to above. While retail counter locations are operated with higher sales and marketing expenses than other methods of distribution, these expenses are at least partially offset with lower general and administrative expenses. These expenses as a percentage of net revenues are expected to decrease slightly over time as a result of general and administrative expenses being amortized across a larger subscriber base as well as savings resulting from the consolidation of acquisitions and the Company's focus on expanding its retail distribution channel.

    PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES for the three months ended March 31, 1996 were $8.3 million, a 257% increase from $2.3 million for the comparable period in 1995. The increase was primarily due to the amortization of intangibles arising from the Acquisitions Completed since March 1995. The increase in 1996 was also due to a change in the method of recording pager purchases in 1995. Beginning in October 1995, the Company began recording all purchases of pagers as part of paging equipment and depreciating those pagers accordingly. The Company expects this trend in depreciation and amortization expenses will continue in the near term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

    EBITDA for paging systems' operations was $5.3 million (26% of paging systems' net revenues) for the three months ended March 31, 1996, compared to $2.7 million (29% of paging systems' net revenues) for the three months ended March 31, 1995. The decrease in EBITDA as a percentage of net revenues was primarily the result of increased expenses related to the increased level of acquisition activity for the three months ending March 31, 1996 compared to the three months ending March 31, 1995 as well as the buildout of the Company's SuperCenters. The Company believes EBITDA margins may decrease in the short term as a result of future acquisitions of commercial paging operations, but will thereafter increase over time as the Company integrates the acquired operations, spreads its costs over a larger subscriber base and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  --------------------
                                                                                    1996       1995
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)
Revenues
  Service revenues..............................................................  $   1,458  $   1,301
  Product sales.................................................................         22        111
                                                                                  ---------  ---------
Total revenues..................................................................      1,480      1,412
Cost of products sold...........................................................     --            (59)
                                                                                  ---------  ---------
Net revenues (1)................................................................      1,480      1,353
Cost of services................................................................       (275)      (246)
                                                                                  ---------  ---------
Gross margin....................................................................      1,205      1,107
Sales and marketing expenses....................................................         83         71
General and administrative expenses.............................................        179        189
Depreciation and amortization expenses..........................................        396        416
                                                                                  ---------  ---------
Operating income................................................................  $     547  $     431
                                                                                  ---------  ---------
                                                                                  ---------  ---------
EBITDA..........................................................................  $     943  $     847
                                                                                  ---------  ---------
                                                                                  ---------  ---------

- ------------------------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    SECURITY SYSTEMS' NET REVENUES increased 9% to $1.5 million for the three months ended March 31, 1996, from $1.4 million for the comparable period in 1995. The increase was due to the installation of six new systems since March 31, 1995, as well as expansion of and additional penetration in existing markets. The number of miniature radio transmitters, or "TracPacs" in service increased 5% to 28,409 at March 31, 1996, from 27,106 at March 31, 1995.

    PRODUCT SALES LESS COST OF PRODUCTS SOLD was $22,000 for the three months ended March 31, 1996, compared to $52,000 for the comparable period in 1995. Net product sales fluctuate depending on the type and volume of equipment sold. The Company does not anticipate significantly increasing this area of security systems' operations.

    SECURITY SYSTEMS' GROSS MARGIN was $1.2 million (81% of security systems' net revenues) for the three months ended March 31, 1996, compared to $1.1 million (82% of security systems' net revenues) for the comparable period in 1995. The Company anticipates that these margins will decrease slightly in the near future as more systems are installed in new or existing markets, but will increase over time as more subscribers are added to new or existing systems.

    SECURITY SYSTEMS' SALES AND MARKETING EXPENSES were $83,000 (6% of security systems' net revenues) for the three months ended March 31, 1996, compared to $71,000 (5% of security systems' net revenues) for the comparable period in 1995. The Company currently anticipates hiring additional management in the near future which should increase sales and marketing expenses at or slightly above the rate of growth in security systems' net revenues, therefore increasing slightly as a percentage of these revenues.

    SECURITY SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $179,000 (12% of security systems' net revenues) for the three months ended March 31, 1996, compared to $189,000 (14% of security systems' net revenues) for the comparable period in 1995. This decrease in general and administrative expenses was the result of the decreased corporate overhead as a result of the Company's expanded paging operations. The Company currently believes that general and administrative expenses will grow at a slower rate than security systems' net revenues and therefore should represent a decreasing percentage of such revenues.

    SECURITY SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES are better expressed as a percentage of service revenues since product sales do not require any capital investment. Depreciation and amortization expenses for security systems' operations were $396,000 for the quarter ended March 31, 1996 (27% of security systems' service revenues), compared to $416,000 (32% of security systems' service revenues) for the comparable period in 1995. These decreases were a result of certain fixed assets that were fully depreciated in 1995. The Company believes that depreciation and amortization expenses will increase in the near future due to planned increases in capital expenditures, primarily the installation of several new systems.

    EBITDA for the security systems' operations was $943,000 (64% of security systems' net revenues) for the three months ended March 31, 1996, compared to $847,000 (63% of security systems' net revenues) for the same period in 1995. This increase was primarily due to increases in net revenues and decreases in general and administrative expenses as described above.

OTHER INCOME (EXPENSE)

    Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from the issuance of the Notes and changes in the outstanding amounts under the Credit Facility. Interest expense increased in the first quarter of 1996 primarily as a result of interest due on the Notes and increased borrowings under the Credit Facility. Interest expense is expected to increase in the future as a result of interest due on additional borrowings under the Credit Facility and the issuance of the Notes.

FEDERAL INCOME TAXES

    At December 31, 1995 the Company had net operating loss carryforwards of $11.0 million for income tax purposes that expire in years 2005 through 2011. For the three months ended March 31, 1996, the differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements reflect the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes, additional compensation expense (for tax purposes) for certain sales of Common Stock acquired through incentive stock options and an allowance provided against the current year and for the three months ended March 31, 1996 operating loss which may not be realizable within the statutory time frame. The Company anticipates that in the future the primary difference between the statutory and effective rates will continue to be the amortization of goodwill related to stock acquisitions. Further, the Company does not anticipate recording any tax benefit in the near future from the net operating losses because the realization of such tax benefits are not assured beyond a reasonable doubt.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995 and 1996, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $7.7 million for the three months ended March 31, 1996, compared to $344,000 for the comparable period in 1995. The increase in net cash provided by operating activities was primarily due to increases in depreciation and amortization, the provision for losses on accounts receivable, and trade payables and other accrued expenses and liabilities and a decrease in inventories, offset by an increase in accounts receivable and a decrease in net income. The acquisitions of Signet Charlotte, Carrier, Metropolitan and All City in 1995 were financed with borrowings under the Credit Facility. Proceeds from the sale of the Notes were used to repay all indebtedness outstanding under the Credit Facility and to fund the acquisitions of Americom, Lewis, Gold Coast, Paging & Cellular and Apple in 1995. The Company funded $7.3 million of the cash for the acquisitions of Sun, SigNet Raleigh, Page One, AGR, Total and Williams in 1996 with proceeds from the sale of the Notes, with the remaining amounts financed with borrowings under the Credit Facility. The Company anticipates that its ongoing capital needs, including the Pending Acquisitions and the purchase of the Nationwide License, will be funded with borrowings under its Credit Facility and net cash generated by operations. The Company anticipates amending the Credit Facility to extend the maturity and to increase the amount of available credit thereunder.

CAPITAL EXPENDITURES

    As of March 31, 1996, the Company had invested $79.2 million in system equipment and pagers for its major metropolitan markets and $12.3 million in system equipment and TracPacs for its 32 security systems.

    Capital expenditures for paging systems' equipment were $5.3 million for the three months ended March 31, 1996 compared to $599,000 for the comparable period in 1995 (excluding assets acquired pursuant to the Acquisitions Completed since March 1995), primarily due to expansion of the Company's commercial paging operations in Philadelphia. Capital expenditures for security systems' equipment and TracPacs for the three months ended March 31, 1996 were $496,000 compared to $328,000 for the comparable period in 1995.

    At March 31, 1996, the Company had invested $2.2 million in inventories, compared to $1.6 million at December 31, 1995. The increase was a result of higher security systems inventory in 1996 for planned installations of new security systems in the second quarter of 1996. Inventory balances are expected to decline slightly as the new systems are installed.

    Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1996 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at March 31, 1996, the Company anticipates capital expenditures for the remainder of 1996 to be $19.0 million (of which $6.0 million is attributable to system equipment associated with the Nationwide License) for the purchase of system equipment for its current paging systems operations and $1.6 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

CREDIT FACILITY

    The Credit Facility is a $125 million revolving line of credit which, in February 1997, will convert to a five and one-half year term loan maturing in July 2002. The term loan may be repaid at any time and will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 3.25% initially to 5.75% over five and one-half years. The Company anticipates amending the Credit Facility to extend the maturity and to increase the amount of available credit to $300 million.

SENIOR SUBORDINATED NOTES

    In June 1995 the Company completed an offering pursuant to Rule 144A of the Securities Act of $100 million principal amount of its 11 7/8% senior subordinated notes due 2005. Proceeds to the Company from the sale of the Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the Credit Facility. The Company has used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services and for working capital and general corporate purposes.

    The Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The Notes provide that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the Notes. The Notes also contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions. Interest on the Notes is payable in cash semi-annually on each June 15 and December 15, commencing December 15, 1995. The Notes will not be redeemable at the Company's option prior to June 15, 2000.

    The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995 to register the Notes with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). On October 6, 1995, the SEC declared the 1995 S-4 effective.

ACQUISITIONS

    In 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, the Company acquired all of the outstanding capital stock of Contact, substantially all of the paging assets of Radio Call and High Tech and substantially all of the Chicago-area paging assets of ChiComm for $19.0 million, $7.8 million, $900,000 and $9.8 million, respectively. In 1995, the Company acquired the paging assets of Signet Charlotte, Carrier, All City, Americom, Lewis, Gold Coast and Paging & Cellular and all the outstanding capital stock of Metropolitan and Apple for $9.0 million, $6.5 million, $6.4 million, $17.5 million, $5.6 million, $2.3 million, $9.5 million, $21.0 million and $13.0 million, respectively. In the first quarter of 1996, the Company acquired substantially all of the paging assets of Sun for $2.3 million and SigNet Raleigh for $8.7 million and all of the outstanding capital stock of Page One for $19.7 million, AGR for $6.5 million, Total for $2.2 million and Williams for $2.7 million. The 19 completed acquisitions were accounted for as purchases and funded by borrowings under the Credit Facility, proceeds from the sale of the Notes and issuances of shares of Common Stock. In 1996, the Company signed letters of intent or definitive agreements with Georgialina, PacWest, Teletouch and VIP and agreed to acquire the Nationwide License. The Pending Acquisitions and the acquisition of the Nationwide License are expected to close in 1996 for an approximate aggregate cost of $227.5 million. A portion of the Pending Acquisitions will be funded with issuance of shares of Common Stock. The Pending Acquisitions and the acquisition of the Nationwide License are subject to various conditions and approvals.

    At March 31, 1996, the Company had deferred payments outstanding related to the All City (which was paid off effective May 1, 1996), Americom, Lewis, SigNet Raleigh and Page One acquisitions which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment.

    In January 1996, the Company paid in cash the $200,000 deferred portion of the purchase price of High Tech. In February 1996, the Company issued 172,535 shares of its Common Stock and paid in cash $13,000 to Signet Charlotte for the $4.2 million deferred portion of the purchase price of Signet Charlotte. In March 1996, the Company issued 114,994 shares of Common Stock to Carrier in payment of the $3.0 million deferred portion of the purchase price of Carrier.

NEW ACCOUNTING PRONOUNCEMENTS

    In the first quarter of 1996, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of this statement did not have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

    Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, regulatory approvals, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risks Associated with Business Activities" included in the Form 10-K for the Company filed with the SEC on March 1, 1996.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS.

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
                      the  Company's Registration Statement on Form S-1 (File No. 33-14956) filed July
                      29, 1987, and incorporated herein by reference).
     10.4         --  Agreement dated  June  15,  1988,  between the  Company  and  Texas  Instruments
                      Incorporated  for  the  acquisition  of assets  including  the  use  of patents, technology and software related to ProNet Tracking Systems (filed as an  exhibit to  the  Company's  Current  Report  on  Form  8-K,  dated  July  21,  1988, and incorporated herein by reference).
     10.5         --  Nonqualified Stock Option Agreement of the Company dated May 22, 1991 (filed  as an  exhibit  to the  Company's Annual  Report on  Form 10-K  for the  year ended
                      December 31, 1991, and incorporated herein by reference).
     10.6         --  Non-Employee Director Stock Option Plan of  the Company (filed as an exhibit  to the  Company's Annual Report on Form 10-K  for the year ended December 31, 1991, and incorporated herein by reference).
     10.7         --  Stock Purchase Agreement dated  September 24, 1993, by  and between the  Company and  Contact Communications, Inc. (filed as  an exhibit to the Company's Current
                      Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
     10.8         --  Amendment Letter No. One to Stock Purchase Agreement dated October 20, 1993,  by and between the Company and Contact Communications, Inc. (filed as an exhibit to the  Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
     10.9         --  Amendment Letter No. Two to Stock  Purchase Agreement dated January 4, 1994,  by and between the Company and Contact Communications, Inc. (filed as an exhibit to the  Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
    10.10         --  Amendment Letter No. Three to Stock  Purchase Agreement dated March 1, 1994,  by and between the Company and Contact Communications, Inc. (filed as an exhibit to the  Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
    10.11         --  1994 Employee Stock Purchase  Plan of the  Company (filed as  an exhibit to  the
                      Company's  Proxy  Statement filed  April 26,  1994,  and incorporated  herein by reference).
    10.12         --  Stock Purchase Agreement dated April 20, 1995, regarding the acquisition of  the outstanding  capital  stock  of  Metropolitan  Houston  Paging  Services,  Inc.,
                      ("Metropolitan") by and among Contact Communications Inc., Metropolitan and  the shareholders  of Metropolitan  (filed as an  exhibit to  the Company's Quarterly
                      Report  on  Form  10-Q  for  the  fiscal  quarter  ended  March  31,  1995,  and incorporated herein by reference).
    10.13         --  Form  PS-58 Split Dollar Agreement between the Company and each of its executive officers (filed as an  exhibit to the Company's  Registration Statement on  Form
                      S-2  (File  No. 33-85696)  filed October  28, 1994,  and incorporated  herein by reference).
    10.14         --  Employment Agreement dated May 18, 1994,  by and between the Company and  Jackie
                      R.  Kimzey (filed as an  exhibit to the Company's  Quarterly Report on Form 10-Q for the  fiscal  quarter  ended  June  30,  1994,  and  incorporated  herein  by reference).

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
                      of the outstanding capital stock of Apple Communication, Inc., by and among CCI,
                      Apple  Communication, Inc., and Salvatore Zarcone and Jill DiFoggio (filed as an exhibit to the  Company's Current  Report on 8-K,  dated January  16, 1996,  and incorporated herein by reference).
    10.25         --  Stock  Purchase Agreement dated November 22,  1995, regarding the acquisition of all of the outstanding capital stock of  Cobbwells, Inc. d/b/a Page One, by  and among  the Company, CCI, Cobbwells, Inc. d/b/a  Page One, James H. Cobb, III and
                      Warren K. Wells (filed  as an exhibit  to the Company's  Current Report on  8-K, dated January 16, 1996, and incorporated herein by reference).
    10.26         --  1995  Long-Term  Incentive Plan  of  the Company  (filed  as an  exhibit  to the
                      Company's Proxy  Statement filed  April  24, 1995,  and incorporated  herein  by reference).
    10.27         --  Voting  Agreement  by and  among the  Company  and Continental  Illinois Venture
                      Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc.,  Robert
                      McMurrey  and G.  David Higginbotham, dated  as of  April 15, 1996  (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated  by reference).

    10.28         --  Agreement  and Plan of Merger by and  among the Company, ProNet Subsidiary, Inc.
                      and Teletouch Communications,  Inc., dated  as of April  15, 1996  (filed as  an exhibit  to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
   *10.29         --  Asset Purchase  Agreement dated  April 19,  1996, regarding  the purchase  of  a nationwide data transmission license and associated system equipment from EMBARC
                      Communication  Services,  Inc., by  and among  Contact Communications  Inc., the
                      Company, EMBARC Communication Services, Inc. and Motorola Inc.
   *10.30         --  Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of  all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman.
   *10.31         --  Merger  Agreement  dated April  24,  1996, by  and  among the  Company, Pac-West
                      Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company.
    (b)           --  Reports on Form 8-K: On January 16, 1996, the Company filed a Current Report  on
                      Form 8-K relating to the acquisitions of SigNet Raleigh, Page One and Sun.

- ------------------------
* Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRONET INC.
                                          (Registrant)

                                          By:         /s/ JAN E. GAULDING

                                             -----------------------------------
                                                       Jan E. Gaulding
                                              SENIOR VICE PRESIDENT, TREASURER
                                                             AND
                                                   CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                           OFFICER)

DATE: May 6, 1996

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                      DESCRIPTION                                            NUMBER
- ---------             ------------------------------------------------------------------------------------------  -----------
     3.1          --  Restated  Certificate of  Incorporation dated July  31, 1987  (filed as an  exhibit to the
                      Company's Registration Statement on Form S-4 (File  No. 33-60925) filed July 7, 1995,  and incorporated herein by reference).
     3.2          --  Certificate  of Designation of  Series A Junior Participating  Preferred Stock dated April
                      11, 1995 (filed as part of the Company's Registration Statement on Form 8-A dated April 7,
                      1995, and incorporated herein by reference).
     3.3          --  Certificate of Amendment  to Restated  Certificate of  Incorporation dated  June 12,  1995
                      (filed  as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
     3.4          --  Restated Bylaws of the Company, as amended  (filed as an exhibit to the Company's  Current
                      Report on Form 8-K filed April 19, 1995, and incorporated herein by reference).
     4.1          --  Indenture,  dated as of  June 15, 1995, between  the Company and  First Interstate Bank of
                      Texas, N.A., as Trustee (filed as an exhibit to the Company's Current Report on Form  8-K, dated July 5, 1995, and incorporated herein by reference).
     4.2          --  Registration  Rights Agreement,  dated as  of June 15,  1995, between  the Company, Lehman
                      Brothers, Inc., Alex. Brown & Sons Incorporated and Paine Webber Incorporated (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July
                      7, 1995, and incorporated herein by reference).
     4.3          --  Rights Agreement, dated as of April 5, 1995, between the Company and Chemical  Shareholder
                      Services  Group, Inc., as Rights Agent, specifying the terms of the rights to purchase the
                      Company's Series A Junior Participating Preferred  Stock, and the exhibits thereto  (filed as an exhibit to the Company's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
    10.1          --  Form  of  Indemnification  Agreement between  the  Company  and certain  of  the Company's
                      Directors (filed as an exhibit to Amendment No. 1 to the Company's Registration  Statement
                      on  Form  S-1  (File  No.  33-14956)  filed July  10,  1987,  and  incorporated  herein by reference).
    10.2          --  Deferred Compensation Plan of the Company (filed as  an exhibit to Amendment No. 2 to  the
                      Company's  Registration Statement on Form S-1 (File No. 33-14956) filed July 15, 1987, and incorporated herein by reference).
    10.3          --  1987 Stock Option  Plan of the  Company (filed  as an exhibit  to Amendment No.  4 to  the
                      Company's  Registration Statement on Form S-1 (File No. 33-14956) filed July 29, 1987, and incorporated herein by reference).
    10.4          --  Agreement dated June 15, 1988, between the Company and Texas Instruments Incorporated  for the acquisition of assets including the use of patents, technology and software related to
                      ProNet  Tracking Systems (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 21, 1988, and incorporated herein by reference).
    10.5          --  Nonqualified Stock Option Agreement of the Company dated May 22, 1991 (filed as an exhibit
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
                      the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current
                      Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
    10.11         --  1994 Employee Stock Purchase  Plan of the  Company (filed as an  exhibit to the  Company's
                      Proxy Statement filed April 26, 1994, and incorporated herein by reference).
    10.12         --  Stock  Purchase  Agreement  dated  April  20,  1995,  regarding  the  acquisition  of  the outstanding capital stock of Metropolitan Houston Paging Services, Inc.,  ("Metropolitan")
                      by   and  among  Contact  Communications  Inc.,   Metropolitan  and  the  shareholders  of
                      Metropolitan (filed as an exhibit to the  Company's Quarterly Report on Form 10-Q for  the
                      fiscal quarter ended March 31, 1995, and incorporated herein by reference).
    10.13         --  Form  PS-58 Split Dollar Agreement between the  Company and each of its executive officers
                      (filed as  an exhibit  to  the Company's  Registration Statement  on  Form S-2  (File  No.
                      33-85696) filed October 28, 1994, and incorporated herein by reference).
    10.14         --  Employment  Agreement dated May 18, 1994, by and  between the Company and Jackie R. Kimzey
                      (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
    10.15         --  Employment Agreement dated May 18,  1994, by and between the  Company and David J.  Vucina
                      (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
    10.16         --  Change  in Control Agreement dated May 18, 1994, by and between the Company and Bo Bernard
                      (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
    10.17         --  Change in Control  Agreement dated May  18, 1994, by  and between the  Company and Jan  E.
                      Gaulding  (filed as  an exhibit  to the Company's  Quarterly Report  on Form  10-Q for the
                      fiscal quarter ended June 30, 1994, and incorporated herein by reference).
    10.18         --  Change in Control Agreement  dated May 18,  1994, by and between  the Company and  Jeffery
                      Owens  (filed as an exhibit to the Company's  Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
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
    10.26         --  1995  Long-Term Incentive Plan of the Company (filed  as an exhibit to the Company's Proxy
                      Statement filed April 24, 1995, and incorporated herein by reference).
    10.27         --  Voting Agreement by and  among the Company and  Continental Illinois Venture  Corporation,
                      CIVC  Partners I, GM Holdings, LLC, Rainbow  Resources, Inc., Robert McMurrey and G. David
                      Higginbotham, dated as of April  15, 1996 (filed as an  exhibit to the Company's  Schedule
                      13D filed April 26, 1996, and incorporated by reference).
    10.28         --  Agreement  and  Plan of  Merger  by and  among the  Company,  ProNet Subsidiary,  Inc. and
                      Teletouch Communications, Inc., dated  as of April  15, 1996 (filed as  an exhibit to  the
                      Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
   *10.29         --  Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission  license and associated system  equipment from EMBARC Communication Services,
                      Inc., by  and  among  Contact  Communications  Inc.,  the  Company,  EMBARC  Communication
                      Services, Inc. and Motorola Inc.
   *10.30         --  Stock  Purchase Agreement dated  April 24, 1996,  regarding the acquisition  of all of the outstanding capital stock  of Strategic Products  Corporation, by and  among the  Company,
                      Strategic Products Corporation, John K. LaRue and Keith Bussman.
   *10.31         --  Merger  Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc.,
                      John K. LaRue, William E. Koch and Bay Alarm Company.

- ------------------------
* Filed herewith.