Form 10-Q
period 1996-06-30
PRONET INC /DE/
filed 1996-08-14
CIK 815553

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                                    -------------

(Mark One)
 /X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                          OR

 / /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

                            Commission File Number 0-16029

                                     PRONET INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                      75-1832168
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification Number)


      6340 LBJ Freeway                                    75240
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: 11,071,998.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PRONET INC.

                                        INDEX


PART I.    FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----
 Item 1. Financial Statements (Unaudited)


         Consolidated Balance Sheets at June 30, 1996 and
          December 31, 1995. . . . . . . . . . . . . . . . . . . .     1


         Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1996 and 1995. . . .     2


         Consolidated Statements of Cash Flows for the
          Three and Six Months Ended June 30, 1996 and 1995. . . .     3


         Notes to Consolidated Financial Statements. . . . . . . .     4


  Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations. . . .     9


PART II.    OTHER INFORMATION


  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .    17

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .    17


  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRONET INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                               ASSETS

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                         1996           1995
                                                                                      ----------     ----------
                                                                                      (Unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 29,556       $ 10,154
Trade accounts receivable, net of allowance for doubtful accounts. . . . . . .          10,884          7,498
Federal income tax receivable - Note E . . . . . . . . . . . . . . . . . . . .             753            990
Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,418          1,574
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,820          1,937
                                                                                      ----------     ----------
                                                                                        47,431         22,153
EQUIPMENT
Pagers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53,780         36,789
Communications equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,888         26,051
Security systems' equipment. . . . . . . . . . . . . . . . . . . . . . . . . .          12,607         11,866
Office and other equipment . . . . . . . . . . . . . . . . . . . . . . . . . .           9,948          7,179
                                                                                      ----------     ----------
                                                                                       110,223         81,885
Less allowance for depreciation. . . . . . . . . . . . . . . . . . . . . . . .         (42,814)       (34,203)
                                                                                      ----------     ----------
                                                                                        67,409         47,682
GOODWILL AND OTHER ASSETS, net of amortization - Note A. . . . . . . . . . . .         152,912        117,134
                                                                                      ----------     ----------
                                                                                      $267,752       $186,969
                                                                                      ----------     ----------
                                                                                      ----------     ----------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $5,586         $8,387
Other accrued expenses and liabilities . . . . . . . . . . . . . . . . . . . .           9,246         10,524
                                                                                      ----------     ----------
                                                                                        14,832         18,911
LONG-TERM DEBT, less current maturities - Note B . . . . . . . . . . . . . . .          99,355         99,319
DEFERRED CREDITS - Note C. . . . . . . . . . . . . . . . . . . . . . . . . . .          17,180         19,183
STOCKHOLDERS' EQUITY - Note A
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             115             70
Additional capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163,671         56,617
Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25,941)        (5,671)
Less treasury stock at cost. . . . . . . . . . . . . . . . . . . . . . . . . .          (1,460)        (1,460)
                                                                                      ----------     ----------

                                                                                       136,385         49,556
                                                                                      ----------     ----------
                                                                                      $267,752       $186,969
                                                                                      ----------     ----------
                                                                                      ----------     ----------


                   See notes to consolidated financial statements.

                             PRONET INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         ------------------------      ------------------------
                                                            1996           1995           1996          1995
                                                         ---------      ---------      ---------      ---------
                                                                (Unaudited)                   (Unaudited)
REVENUES
   Service revenues. . . . . . . . . . . . . . .        $ 20,926       $ 13,404       $ 41,942       $ 23,892
   Product sales . . . . . . . . . . . . . . . .           3,889          2,473          7,035          4,669
                                                         ---------      ---------      ---------      ---------
   Total revenues. . . . . . . . . . . . . . . .          24,815         15,877         48,977         28,561
   Cost of products sold . . . . . . . . . . . .          (3,355)        (2,530)        (6,136)        (4,595)
                                                         ---------      ---------      ---------      ---------
                                                          21,460         13,347         42,841         23,966

COST OF SERVICES
   Pager lease and access services . . . . . . .           5,712          3,134         11,224          5,355
   Security systems' equipment services. . . . .             315            293            590            540
                                                         ---------      ---------      ---------      ---------
                                                           6,027          3,427         11,814          5,895
                                                         ---------      ---------      ---------      ---------
   GROSS MARGIN. . . . . . . . . . . . . . . . .          15,433          9,920         31,027         18,071

   EXPENSES
   Sales and marketing . . . . . . . . . . . . .           3,876          1,771          7,915          3,412
   General and administrative. . . . . . . . . .           6,004          3,803         11,344          6,799
   Depreciation and amortization . . . . . . . .           8,425          3,716         17,132          6,461
   Nonrecurring charges - Note D . . . . . . . .           7,374             --          7,374             --
                                                         ---------      ---------      ---------      ---------
                                                          25,679          9,290         43,765         16,672
                                                         ---------      ---------      ---------      ---------
   OPERATING INCOME (LOSS) . . . . . . . . . . .         (10,246)           630        (12,738)         1,399

OTHER INCOME (EXPENSE)
   Interest and other income . . . . . . . . . .             187             82            214            123
   Interest expense. . . . . . . . . . . . . . .          (3,988)        (1,508)        (7,646)        (1,894)
                                                         ---------      ---------      ---------      ---------
                                                          (3,801)        (1,426)        (7,432)        (1,771)
                                                         ---------      ---------      ---------      ---------
   LOSS BEFORE INCOME TAXES. . . . . . . . . . .         (14,047)          (796)       (20,170)          (372)
Income tax expense (benefit) - Note E. . . . . .             100           (396)           100            (37)
                                                         ---------      ---------      ---------      ---------
   NET LOSS. . . . . . . . . . . . . . . . . . .        $(14,147)         $(400)      $(20,270)         $(335)
                                                         ---------      ---------      ---------      ---------
                                                         ---------      ---------      ---------      ---------

NET LOSS PER SHARE . . . . . . . . . . . . . . .          $(1.76)        $(0.06)        $(2.65)        $(0.05)
                                                         ---------      ---------      ---------      ---------
                                                         ---------      ---------      ---------      ---------

WEIGHTED AVERAGE SHARES. . . . . . . . . . . . .           8,404          6,159          7,657          6,137
                                                         ---------      ---------      ---------      ---------
                                                         ---------      ---------      ---------      ---------




                   See notes to consolidated financial statements.

                             PRONET INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            -------------------------
                                                                               1996           1995
                                                                            ----------     ----------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(20,270)      $   (335)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . .          17,132          6,461
     Amortization of discount  . . . . . . . . . . . . . . . . . . .              36             --
     Deferred tax provision  . . . . . . . . . . . . . . . . . . . .              --            (53)
     Provision for losses on accounts receivable . . . . . . . . . .             696            440
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable. . . . . . .          (2,629)           673
       Decrease in inventories . . . . . . . . . . . . . . . . . . .             401            146
       Increase in other current assets. . . . . . . . . . . . . . .          (3,915)           (39)
       Decrease in other assets. . . . . . . . . . . . . . . . . . .           7,374             --
       Decrease in trade payables and
        other accrued expenses and liabilities . . . . . . . . . . .          (3,141)        (3,384)
                                                                            ----------     ----------
     Net cash (used in) provided by operating activities . . . . . .          (4,316)         3,909
INVESTING ACTIVITIES:
     Purchase of equipment, net. . . . . . . . . . . . . . . . . . .         (10,519)        (3,154)
     Purchase of pagers, net of disposals. . . . . . . . . . . . . .         (18,221)          (637)
     Acquisitions, net of cash acquired. . . . . . . . . . . . . . .         (32,503)       (36,157)
     Computer system software, product enhancements
      and other intangible assets. . . . . . . . . . . . . . . . . .            (668)          (647)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (121)            39
                                                                            ----------     ----------
     Net cash used in investing activities . . . . . . . . . . . . .         (62,032)       (40,556)
FINANCING ACTIVITIES:
     Bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,000         39,900
     Senior subordinated debt offering - net . . . . . . . . . . . .              --         95,583
     Sale of common stock - net. . . . . . . . . . . . . . . . . . .          94,800             --
     Payment on bank debt. . . . . . . . . . . . . . . . . . . . . .         (48,000)       (49,400)
     Exercise of incentive stock options for common stock. . . . . .              66            155
     Debt financing costs. . . . . . . . . . . . . . . . . . . . . .          (8,768)        (1,469)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (348)           (63)
                                                                            ----------     ----------
     Net cash provided by financing activities . . . . . . . . . . .          85,750         84,706
                                                                            ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .          19,402         48,059
CASH AND CASH EQUIVALENTS:
     Beginning of period . . . . . . . . . . . . . . . . . . . . . .          10,154            666
                                                                            ----------     ----------
     End of period . . . . . . . . . . . . . . . . . . . . . . . . .        $ 29,556       $ 48,725
                                                                            ----------     ----------
                                                                            ----------     ----------



                   See notes to consolidated financial statements.

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SIX MONTHS ENDED JUNE 30, 1996

NOTE A - ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") on March 1, 1996.

     GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                         JUNE 30,    DECEMBER 31,
                                           1996          1995
                                        ---------      ---------
    Goodwill.........................  $ 143,616      $ 108,153
    Debt financing costs.............     10,604          6,980
    Other............................     14,268         11,267
                                        ---------      ---------
                                         168,488        126,400
    Less accumulated amortization....     15,576          9,266
                                        ---------      ---------
                                       $ 152,912      $ 117,134
                                        ---------      ---------
                                        ---------      ---------

    Goodwill is amortized using the straight-line method over a fifteen year term. Debt financing costs consist of costs incurred in connection with the Company's senior subordinated notes and revolving line of credit and are amortized over periods not to exceed the terms of the related agreements.

    NET LOSS PER SHARE: Net loss per share is based on the weighted average number of common shares outstanding during each period.

    RECLASSIFICATION OF FINANCIAL STATEMENTS: The 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

NOTE B - LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):


                                        JUNE 30,   DECEMBER 31,
                                          1996        1995
                                        ---------    ---------
    Senior  subordinated notes.......  $ 99,355     $ 99,319
    Revolving line of credit.........        --           --
                                        ---------    ---------
                                         99,355       99,319

    Less current maturities..........        --           --
                                        ---------    ---------
                                       $ 99,355     $ 99,319
                                        ---------    ---------
                                        ---------    ---------

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT FACILITIES

    In June 1995, the Company entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender"), making available a $125 million revolving line of credit (the "1995 Credit Facility") for working capital purposes and for acquisitions approved by the Lender. Under the terms of the 1995 Credit Facility, the revolving line of credit would convert in February 1997 to a five and one-half year term loan maturing in July 2002. Borrowings were secured by all assets of the Company and its subsidiaries. The 1995 Credit Facility required maintenance of certain specified financial and operating covenants and prohibited the payment of dividends or other distributions on the Company's common stock (the "Common Stock"). The 1995 Credit Facility also permitted the issuance of senior subordinated notes and stated that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the common stock offering which occurred in 1994), the Lender could request that some portion of the proceeds be used to pay down outstanding borrowings under the 1995 Credit Facility.

    In June 1996, the Company repaid the $48 million outstanding under the 1995 Credit Facility and $92,000 in related termination fees.

    Also in June 1996, the Company entered into a new agreement with the Lender for $300 million senior secured credit facilities, consisting of a $50 million seven and one-half year revolving credit facility ("Facility A") and a $250 million two year revolving credit facility ("Facility B") which converts to a term loan for the remaining five and one-half years (Facility A and Facility B jointly referred to as the "Credit Facilities"). The Credit Facilities are available to be used to finance non-hostile acquisitions of businesses in paging services, capital expenditures and general corporate purposes. The borrowings bear interest, at the Company's designation, at either (i) the Alternate Base Rate ("ABR") plus a margin of up to 1.25%, or (ii) the Eurodollar Base Rate plus a margin of up to 2.5%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. In addition, an arrangement fee of $250,000 and upfront fees of (i) 1.125% of the Lender's commitment and (ii) .875% of each co-agent's commitment was paid in June 1996. A commitment fee of either .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly. Borrowings are secured by all assets of the Company and its subsidiaries. The Credit Facilities require maintenance of certain specified financial and operating covenants and prohibit the payment of dividends on the Common Stock. The Credit Facilities also state that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the common stock offering which occurred in June 1996), the Lender can require that some portion of the proceeds be used to make payments on outstanding borrowings under the Credit Facilities.

    Effective August 13, 1996, the Lender will begin requiring interest exchange or insurance agreements or other financial accommodations with one or more financial institutions providing for an agreed upon fixed rate of interest on at least 50% of the total indebtedness. At June 30, 1996, none of the outstanding long-term debt was subject to hedging agreements.

NOTE C - DEFERRED CREDITS

    Deferred credits consist of the following (in thousands):

                                       JUNE 30, 1996       DECEMBER 31, 1995
                                        -------------       -----------------
         Deferred payments............   $ 16,492              $ 18,495
         Deferred tax liability.......        688                   688
                                          --------              --------
                                         $ 17,180              $ 19,183
                                          --------              --------
                                          --------              --------

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company has deferred payments outstanding related to various completed acquisitions which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's discretion, either in cash or shares of Common Stock based on current market value at the date of payment. During the first six months of 1996, the Company paid $415,000 in cash and issued 287,529 shares of its Common Stock in payment of $7.2 million of various deferred payments and assumed $5.7 million in deferred payments related to various acquisitions.

NOTE D - ACQUISITIONS

    In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994 and 1995, the Company completed 13 acquisitions at a total cost of $128.2 million. Effective January 1, 1996, the Company acquired substantially all of the paging assets of Sun Paging Communications ("Sun") and SigNet Paging of Raleigh, Inc. ("SigNet Raleigh") and all of the outstanding capital stock of Cobbwells, Inc. dba Page One ("Page One") for $2.3 million, $8.7 million and $19.7 million, respectively. Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of A.G.R. Electronics, Inc. and affiliates ("AGR"), Total Communication Services, Inc. ("Total") and Williams Metro Communications Corp. and affiliates ("Williams") for $6.5 million, $2.2 million and $2.7 million, respectively. The nineteen completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the senior subordinated notes and issuances of shares of the Company's Common Stock.

    In the second quarter, the Company signed three definitive agreements. The first definitive agreement involved a merger of the Company and Teletouch Communications, Inc. ("Teletouch"). The second definitive agreement involved a merger with Pac-West Telecomm, Inc. and affiliates ("PacWest"). The third definitive agreement involved the purchase of all of the outstanding capital stock of Georgialina Communication Company and affiliates ("Georgialina").
Prior to the end of the second quarter, the Company signed a letter of intent to purchase substantially all of the assets of Ventures in Paging, L.C. ("VIP").
The PacWest and Georgialina transactions will be accounted for as purchases for an approximate aggregate cost of $31.4 million. As further discussed in "Note G
- - Subsequent Events," the Company announced in the third quarter the termination of the Teletouch merger and VIP acquisition. Nonrecurring charges of approximately $7.4 million were recorded in the second quarter as a result of the Teletouch merger termination. These charges consist primarily of underwriting, advisory, legal and accounting fees and merger financing costs.

    In April 1996, the Company entered into an agreement to purchase a nationwide license (931.9125 MHz Radio Common Carrier frequency) and associated system equipment (the "Nationwide License") from Motorola, Inc. ("Motorola") for approximately $43 million. See "Note G -Subsequent Events."

    The PacWest and Georgialina acquisitions are expected to close in 1996 and are subject to various conditions and approvals. The Company anticipates using its Credit Facilities and shares of its Common Stock to fund these transactions.

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The pro forma unaudited results of operations for the six months ended June 30, 1996 and 1995, (which include acquisitions closed as of June 30, 1996 and excludes any pending acquisitions), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ------------------------
                                                      1996           1995
                                                    ---------      ---------
         Total revenues..........................  $ 49,388       $ 49,970
         Net loss................................   (20,434)        (4,222)
         Net loss per common share...............     (2.67)         (0.65)


    These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

NOTE E - INCOME TAXES

    For the three and six months ended June 30, 1996, the primary difference between the U.S. Federal statutory tax rate and the effective tax rate is the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes. Additionally, no recognition has been given to the potential future tax benefits from net operating losses incurred in the first two quarters of 1996, as such tax benefits are not assured beyond a reasonable doubt.

NOTE F - LITIGATION

    The Company, its directors, and certain of its officers are defendants in eight separate actions brought in the United States District Court for the Northern District of Texas and the District Courts of Dallas County, Texas. The actions pending in federal court are captioned: WERNER V. PRONET INC., ET AL., No. 3-96CV1795-P; BLUM V. PRONET INC., ET AL., No. 3-96CV1845-R; MOLINA V. PRONET INC., ET AL., No. 3-96CV1972-R; SMITH, ET AL. V. LEHMAN BROTHERS, ET AL., No. 3-96CV2116-H; L.L. CAPITAL PARTNERS L.P. V. PRONET INC., ET AL., No. 3-96-CV-02197-D. The actions pending in state court are captioned: DENNIS V. PRONET INC., ET AL., No. 96-06509; GREENFIELD V. PRONET INC., ET AL., No. 96-06782-B; and DRUCKER V. PRONET INC., ET AL., No. 96-06786-L.

    Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The Company expects that many of the cases will be consolidated into one or more actions.

    The Company will vigorously defend the actions. The Company anticipates that the plaintiffs will claim substantial damages. Because these cases have recently been filed, the Company cannot predict the amount of damages, if any.

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - SUBSEQUENT EVENTS

    Effective July 1, 1996, the Company completed the acquisition of a nationwide license (931.9125 MHz Radio Common Carrier frequency) and associated system equipment from Motorola, Inc. The network currently includes approximately 400 base stations and sites in over 220 major U.S. cities. Management plans to use the license for expansion purposes as well as to develop strategic marketing alliances. The purchase price of $43 million was financed by approximately $28 million in proceeds from the Company's recent equity offering in June and by borrowings of approximately $15 million under the Company's Credit Facilities.

    On July 3, 1996, the Company made payments with Common Stock to satisfy deferred payments related to two acquisitions closed in 1995. The Company issued 411,313 shares of its Common Stock to Americom for the $8.7 million deferred portion of the purchase price of Americom. Additionally, the Company issued 70,822 shares of its Common Stock to Lewis for $1.5 million of the deferred portion of the purchase price of Lewis.

    On July 25, 1996, the Company along with Teletouch announced the decision to terminate the Teletouch merger. Under the terms of the $120 million 10 7/8% senior subordinated notes due 2006 (the "1996 Notes"), the proceeds from the sale of the 1996 Notes were held in escrow upon completion of the offering in June 1996. The proceeds of such offering could only be used in connection with the Teletouch merger, and accordingly, were not recorded on the Company's financial statements pending the finalization of the merger. As a result of the termination of the merger agreement with Teletouch, the escrow funds were used to redeem the notes at 101% of the principal amount of the 1996 Notes at maturity, plus accrued interest to the date of redemption. Nonrecurring charges of approximately $7.4 million incurred by the Company in connection with proposed Teletouch merger were recorded during the three months ended
June 30, 1996. Additionally, the Company announced that it has elected not to pursue the acquisition of the assets of VIP.

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

    The Company is a leading provider of paging services in major metropolitan markets in the United States and focuses its activities in five geographic regions or communication "SuperCenters" centered around major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Los Angeles. The Company is one of the seven largest publicly traded paging companies in the United States, and pro forma for the PacWest and Georgialina acquisitions would have approximately 1.2 million subscribers at June 30, 1996.

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

    Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result its paging business currently has a disconnect ("churn") rate of approximately 2.9%, compared to an industry average of approximately 3.1% (source: The State of the U.S. Paging Industry: 1995, June 1995, Economic and Management Consultants International, Inc.). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate is below the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 0.8%.

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

    The Company currently enjoys low operating costs per unit due to the efficiency of its operations. It expects that the development of its business within and around its SuperCenters will result in substantial economies of scale and consolidation of operating and selling expenses that will help it retain this competitive advantage.

    Earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA and cash flows from operating activities have each grown at a compound annual rate of over 36% over the past four years. EBITDA and cash flows from operating activities growth is expected to continue although near term EBITDA margins may be slightly impacted by start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces. Non-cash and financing-related charges for the Company's acquisition program negatively impacted earnings in 1995 and the first six months of 1996 and have the potential to continue the trend in the future.

    The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company during 1994, 1995 and 1996. The results of operations of PacWest and Georgialina and the acquisition of the Nationwide License are not reflected in this discussion.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                       ------------------  -----------------
                                         1996      1995      1996      1995
                                       -------   -------   -------   -------
                                         (in thousands)      (in thousands)
    Revenues
         Service revenues              $19,578   $12,092   $39,136   $21,278
         Product sales                   3,889     2,447     7,013     4,532
                                       -------   -------   -------   -------
    Total revenues                      23,467    14,539    46,149    25,810
    Cost of products sold               (3,355)   (2,526)   (6,136)   (4,532)
                                       -------   -------   -------   -------
    Net revenues (1)                    20,112    12,013    40,013    21,278
    Cost of services                    (5,712)   (3,134)  (11,224)   (5,355)
                                       -------   -------   -------   -------
    Gross margin                        14,400     8,879    28,789    15,923
    Sales and marketing expenses         3,781     1,701     7,737     3,271
    General and administrative
      expenses                           5,839     3,628    11,000     6,435
    Depreciation and amortization
       expenses                          8,015     3,303    16,326     5,631
    Nonrecurring charges                 7,374        --     7,374        --
                                      --------   -------   -------   -------
    Operating income (loss)           $(10,609)     $247  $(13,648)     $586
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------
    EBITDA                              $4,780    $3,550   $10,052    $6,217
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

     (1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    PAGING SYSTEMS' NET REVENUES for the three and six months ended June 30, 1996 increased 67% to $20.1 million and 88% to $40.0 million, respectively, from $12.0 million and $21.3 million, respectively, for the comparable periods in 1995. Service revenues increased 62% and 84%, to $19.6 million and $39.1 million, respectively, for the three and six months ended June 30, 1996, compared to $12.1 million and $21.3 million, respectively, for the comparable periods in 1995. These increases are primarily attributable to a growing subscriber base achieved through greater market penetration in existing markets and 15 acquisitions during that time period. Pagers in service increased 74% to 1,107,444 at June 30, 1996 from 636,701 at June 30, 1995. The increase in pagers in service was primarily the result of these recent acquisitions. In 1994 and 1995, most of the Company's growth in pagers in service was from acquisitions. In addition, internal growth accounted for approximately 68,222 units during the quarter ended June 30, 1996, which represents year over year, internal growth rate of approximately 32%. The Company believes that this internal growth rate will continue due to ongoing commercial paging activity.

    ARPU was $6.09 for the quarter ended June 30, 1996 compared to $7.14 for the quarter ended June 30, 1995. This decrease was due to a further shift in the Company's subscriber base from direct to indirect distribution channels which tend to generate lower revenues per subscriber. The Company's subscriber base was 74% COAM at June 30, 1996 compared to 66% at June 30, 1995. The Company believes that ARPU will continue to decrease, although at a slower rate, as the Company expands its indirect distribution channels.

    PRODUCT SALES LESS COST OF PRODUCTS SOLD was $534,000 and $877,000 for the three and six months ended June 30, 1996, compared to a loss of ($79,000) and at breakeven for the comparable periods in 1995. The margin increased in 1996 primarily due to increases in product sales, partially offset by depreciation on pagers. Beginning in October 1995, the Company began recording all purchases of pagers as part of pager equipment and depreciating these pagers accordingly.
Due to this reclassification, management anticipates that the margin on pager sales will increase in the short-term. Management also anticipates that the Company's margins may vary from market to market due to competition and other factors.

    PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) was $14.4 million (72% of paging systems' net revenues) and $28.8 million (72% of paging systems' net revenues) for the three and six months ended June 30, 1996, compared to $8.9 million (74% of paging systems' net revenues) and $15.9 million (75% of paging systems' net revenues) for the comparable periods in 1995. The decrease in gross margin as a percentage of paging systems' net revenues was due to the increased expenses related to recent acquisitions and the buildout of the Company's regional SuperCenters, primarily consisting of telephone, salaries, office rent, tower rent, pager parts, alpha access fees and third party access fees. The Company currently anticipates that these margins will decrease slightly in the short term, but will increase in the future as cost efficiencies and integration savings are achieved. The cost of services increased to $5.7 million and $11.2 million for the three and six months ended June 30, 1996, compared to $3.1 million and $5.4 million for the comparable periods of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

    PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $3.8 million (19% of paging systems' net revenues) and $7.7 million (19% of paging systems' net revenues) for the three and six months ended June 30, 1996, compared to $1.7 million (14% of paging systems' net revenues) and $3.3 million (15% of paging systems' net revenues) for the comparable periods of the prior year. The increase as a percentage of paging systems' net revenues was due to the increase in the number of retail stores (from five at June 30, 1995, to 37 at June 30, 1996), the majority of expenses of which are sales and marketing, and increased advertising, salaries, commissions and travel expenses. These expenses as a percentage of paging systems' net revenues may increase slightly in the future due to the Company's focus on expanding its retail distribution channel.

    PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $5.8 million (29% of paging systems' net revenues) and $11.0 million (28% of paging systems' net revenues) for the three and six months ended June 30, 1996, compared to $3.6 million (30% of paging systems' net revenues) and $6.4 million (30% of paging systems' net revenues) for the comparable periods in 1995. The decrease as a percentage of paging systems' net revenues was due to savings resulting from the integration of certain acquisitions completed since June 1995 into the SuperCenter structure, as well as the increase in the number of retail store locations referred to above. While retail stores operate with higher sales and marketing expenses than other methods of distribution, these expenses are at least partially offset with lower general and administrative expenses. These expenses as a percentage of net revenues are expected to decrease slightly over time as a result of general and administrative expenses being spread across a larger subscriber base as well as savings resulting from the continuing integration of recent acquisitions.

    PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES for the three and six months ended June 30, 1996 increased 143% to $8.0 million and 190% to $16.3 million, respectively, from $3.3 million and $5.6 million for the comparable periods in 1995. The increase was primarily due to the amortization of intangibles arising from the acquisitions. The increase in 1996 was also due to the reclassification of costs associated with pagers purchases in 1995. Beginning in October 1995, the Company began recording all purchases of pagers as part of paging equipment and depreciating those pagers accordingly. The Company expects this trend in depreciation and amortization expenses to continue in the near term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

    PAGING SYSTEMS' NONRECURRING CHARGES were $7.4 million for the three and six months ended June 30, 1996. These costs represent nonrecurring costs related to the terminated Teletouch merger and related planned financing, consisting primarily of underwriting, advisory, legal and accounting fees and merger financing costs.

    EBITDA for paging systems' operations was $4.8 million (24% of paging systems' net revenues) and $10.1 million (25% of paging systems' net revenues) for the three and six months ended June 30, 1996, compared to $3.6 million (30% of paging systems' net revenues) and $6.2 million (29% of paging systems' net revenues) for the comparable periods in 1995. The decrease in EBITDA as a percentage of net revenues was primarily the result of increased expenses related to the increased level of acquisition activity for the three and six months ending June 30, 1996 compared to the respective periods in 1995 as well as the buildout of the Company's SuperCenters, consisting primarily of salary, telephone, access and tower rent expenses. The Company believes EBITDA margins may decrease in the short term as a result of future acquisitions of commercial paging operations, but will thereafter increase over time as the Company integrates the acquired operations, spreads its costs over a larger subscriber base and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                           -------------------           -------------------
                                                           1996           1995           1996           1995
                                                           ----           ----           ----           ----
                                                              (in thousands)                (in thousands)
    Revenues
         Service revenues. . . . . . . . . . . . . . .    $1,348         $1,312         $2,806         $2,614
         Product sales . . . . . . . . . . . . . . . .        --             26             22            137
                                                          ------         ------         ------         ------
    Total revenues . . . . . . . . . . . . . . . . . .     1,348          1,338          2,828          2,751
    Cost of products sold. . . . . . . . . . . . . . .        --             (4)            --            (63)
                                                          ------         ------         ------         ------
    Net revenues (1) . . . . . . . . . . . . . . . . .     1,348          1,334          2,828          2,688
    Cost of services . . . . . . . . . . . . . . . . .      (315)          (293)          (590)          (540)
                                                          ------         ------         ------         ------
    Gross margin . . . . . . . . . . . . . . . . . . .     1,033          1,041          2,238          2,148
    Sales and marketing expenses . . . . . . . . . . .        95             70            178            141
    General and administrative expenses. . . . . . . .       165            175            344            364
    Depreciation and amortization expenses . . . . . .       410            413            806            830
                                                          ------         ------         ------         ------
    Operating income . . . . . . . . . . . . . . . . .    $  363         $  383         $  910         $  813
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------
    EBITDA . . . . . . . . . . . . . . . . . . . . . .    $  773         $  796         $1,716         $1,643
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------

    (1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    SECURITY SYSTEMS' TOTAL REVENUES increased 1% to $1.3 million and 3% to
$2.8 million for the three and six months ended June 30, 1996, from $1.3 million and $2.8 million for the comparable periods in 1995. The increase was due to the installation of seven new systems since June 30, 1995, as well as expansion of and additional penetration in existing markets. The number of TracPacs in service increased 9% to 29,329 at June 30, 1996, from 27,015 at June 30, 1995.

    SECURITY SYSTEMS' OPERATING INCOME was $363,000 and $910,000 for the three and six months ended June 30, 1996, compared to $383,000 and $813,000 for the same periods in 1995. The decrease for the three months ended June 30, 1996 was primarily a result of a decreased product sales and increased sales and marketing expenses. The increase in operating income for the six months ended June 30, 1996 resulted primarily from increased revenues.

    EBITDA for the security systems' operations was $773,000 (57% of security systems' net revenues) and $1.7 million (61% of security systems' service revenues) for the three and six months ended June 30, 1996, compared to $796,000 (60% of security systems' net revenues) and $1.6 million (61% of security systems' net revenues) for the same periods in 1995. The decrease in EBITDA as a percentage of net revenues for the three months ended June 30, 1996 was primarily a result of decreased products sales and increased cost of services as previously discussed.

OTHER INCOME (EXPENSE)

    Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from the issuance of the senior subordinated notes in 1995 and changes in the outstanding amounts under the revolving line of credit. Interest expense increased for the three months and six months ended June 30, 1996 from prior periods primarily as a result of interest on the senior subordinated notes. Interest expense is expected to fluctuate based on changes in the outstanding amounts under the revolving line of credit.

FEDERAL INCOME TAXES

    At December 31, 1995 the Company had net operating loss carryforwards of $11.0 million for income tax purposes that expire in years 2005 through 2011. For the three and six months ended June 30, 1996, the differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes, additional compensation expense (for tax purposes) for certain sales of the Company's stock acquired through incentive stock options and an allowance provided against the three and six months ended June 30, 1996 operating loss which may not be realizable within the statutory time frame. The Company anticipates that in the future the primary difference between the statutory and effective rates will continue to be the amortization of goodwill related to stock acquisitions. Further, the Company does not anticipate recording any tax benefit in the near future from the net operating losses because the realization of such tax benefits are not assured beyond a reasonable doubt.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995 and 1996, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash used in operating activities was $4.3 million for the six months ended June 30, 1996, compared to net cash provided by operating activities of $3.9 million for the comparable period in 1995. The decrease in net cash provided by operating activities was primarily due to increases in net loss, accounts receivable and other current assets, offset by increases in depreciation and amortization, the provision for losses on accounts receivable, and trade payables and other accrued expenses and liabilities and decreases in inventories and other assets. The acquisitions prior to June 1995 were financed with borrowings under the Company's revolving line of credit. Proceeds from the sale of the senior subordinated notes issued in 1995 were used to repay all indebtedness outstanding under the 1995 Credit Facility and to fund the remaining acquisitions in 1995. The Company funded $7.3 million of the cash for the acquisitions of Sun, SigNet Raleigh, Page One, AGR, Total and Williams in 1996 with proceeds from the sale of the senior subordinated notes issued in 1995, with the remaining amounts financed with borrowings under the 1995 Credit Facility. The purchase of the Nationwide License in July 1996 was funded with $28 million from the Company's equity offering in June proceeds and $15 million with borrowings under its Credit Facilities. The Company anticipates that its ongoing capital needs, including the acquisitions of PacWest and Georgialina, will be funded with borrowings under its Credit Facilities, net cash generated by operations and the issuance of shares of the Company's Common Stock.

CAPITAL EXPENDITURES

    As of June 30, 1996, the Company had invested $87.7 million in system equipment and pagers for its major metropolitan markets and $12.6 million in system equipment and TracPacs for its 33 security systems.

    Capital expenditures for paging systems' equipment was $9.7 million for the six months ended June 30, 1996 compared to $2.5 million for the comparable period in 1995 (excluding assets acquired pursuant to the acquisitions completed since June 1995), primarily due to expansion of the Company's commercial paging operations in Philadelphia, Florida and Texas. Capital expenditures for security systems' equipment and TracPacs for the six months ended June 30, 1996 was $803,000 compared to $664,000 for the comparable period in 1995.

    At June 30, 1996, the Company had invested $2.4 million in inventories, compared to $1.6 million at December 31, 1995. The increase was a result of higher security systems inventory in 1996 for planned installations of new security systems in the third quarter of 1996. Inventory balances are expected to decline slightly as the new systems are installed.

    Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1996 with cash generated from operations and borrowings under the Credit Facilities. Although the Company had no material binding commitments to acquire capital equipment at June 30, 1996, the Company anticipates capital expenditures for the remainder of 1996 to be $8.6 million (excluding assets acquired pursuant to the pending acquisitions and the Nationwide License) for the purchase of system equipment for its current paging systems operations and $1.3 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

CREDIT FACILITIES

    In June 1996, the Company repaid the $48 million outstanding under the 1995 Credit Facility and $92,000 in related termination fees.

    Also in June 1996, the Company entered into new agreement with the First National Bank of Chicago, as Agent for $300 million senior secured credit facilities, consisting of a $50 million seven and one-half year revolving credit facility and a $250 million two year revolving credit facility which converts to a term loan for the remaining five and one-half years. The Credit Facilities are available to be used to finance non-hostile acquisitions of businesses in paging services, capital expenditures and general corporate purposes. The borrowings bear interest, at the Company's designation, at either (i) the ABR plus a margin of up to 1.25%, or (ii) the Eurodollar Base Rate plus a margin of up to 2.5%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. In addition, an arrangement fee of $250,000 and upfront fees of (i) 1.125% of the Lender's commitment and (ii) .875% of each co-agent's commitment was paid in June 1996.
A commitment fee of either .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly.

SENIOR SUBORDINATED NOTES

    In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% senior subordinated notes (the "1995 Notes") due 2005. Proceeds to the Company from the sale of the 1995

Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the 1995 Credit Facility. The Company used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

    The 1995 Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The indenture provides that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the 1995 Notes. The indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions. Interest on the 1995 Notes is payable in cash semi-annually on each June 15 and December 15, commencing December 15, 1995. The 1995 Notes will not be redeemable at the Company's option prior to June 15, 2000.

    The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995 to register the 1995 Notes with the SEC under the Securities Act of 1933, as amended. On October 6, 1995, the SEC declared the 1995 S-4 effective.

COMMON STOCK OFFERING

    In June 1996, the Company issued four million shares of its Common Stock (the "Offering") at a price of $25 per share. The net proceeds to the Company from the Offering, after deducting commissions and offering expenses were approximately $94.8 million. In June, the Company used approximately $48 million of the net proceeds of the Offering to repay all outstanding indebtedness under the 1995 Credit Facility, $3 million to pay bank fees for the Credit Facilities, $6 million to pay interest due on the 1995 Notes, and $8 million to fund interest, penalty and underwriters fees for the 1996 Notes. In July 1996, the Company used approximately $28 million of the Offering proceeds to purchase the Nationwide License. The remaining proceeds were used to fund acquisitions and general operating needs. If the Offering had occurred as of the beginning of 1996, net loss per share would have been $(1.84) for the six months ended June 30, 1996.

ACQUISITIONS

    In 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994 and 1995, the Company completed 13 acquisitions at a total cost of $128.2 million. In the first quarter of 1996, the Company acquired substantially all of the paging assets of Sun for $2.3 million and SigNet Raleigh for $8.7 million and all of the outstanding capital stock of Page One for $19.7 million, AGR for $6.5 million, Total for $2.2 million and Williams for $2.7 million. The 19 completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the 1995 Notes and issuances of shares of the Common Stock. In 1996, the Company signed definitive agreements with Georgialina and PacWest. These transactions are expected to close in 1996 for an approximate aggregate cost of $31.4 million. These transactions will be funded with the issuance of shares of the Company's Common Stock and borrowings under its Credit Facilities. These transactions are subject to various conditions and approvals.

    At June 30, 1996, the Company had deferred payments outstanding related to various acquisitions which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's obligation or discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. During the first six months of 1996, the Company paid $415,000 in cash and issued 287,529 shares of its Common Stock in payment of $7.2 million of various deferred payments and assumed $5.7 million in deferred payments related to various acquisitions.

LITIGATION

    The final outcome of the issues subject to litigation as described in "Note F - Litigation" to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during fiscal year 1996 or subsequent periods. Because these cases have recently been filed, the Company cannot predict the amount of damages, if any.

FORWARD-LOOKING STATEMENTS

    Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such results is subject to certain
risks and uncertainties.   Such risks and uncertainties include, but are not
limited to, the existence of demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, regulatory approvals, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risks Associated with Business Activities" included in the Form 10-K for the Company filed with the SEC on March 1, 1996.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company, its directors, and certain of its officers are defendants in eight separate actions brought in the United States District Court for the Northern District of Texas and the District Courts of Dallas County, Texas. The actions pending in federal court are captioned: WERNER V. PRONET INC., ET AL., No. 3-96CV1795-P; BLUM V. PRONET INC., ET AL., No. 3-96CV1845-R; MOLINA V. PRONET INC., ET AL., No. 3-96CV1972-R; SMITH, ET AL. V. LEHMAN BROTHERS, ET AL., No. 3-96CV2116-H; L.L. CAPITAL PARTNERS L.P. V. PRONET INC., ET AL., No. 3-96-CV-02197-D. The actions pending in state court are captioned: DENNIS V. PRONET INC., ET AL., No. 96-06509; GREENFIELD V. PRONET INC., ET AL., No. 96-06782-B; and DRUCKER V. PRONET INC., ET AL., No. 96-06786-L.

    Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The Company expects that many of the cases will be consolidated into one or more actions.

    The Company will vigorously defend the actions. The Company anticipates that the plaintiffs will claim substantial damages. Because these cases have recently been filed, the Company cannot predict the amount of damages, if any.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS.

3.1 - Restated Certificate of Incorporation dated July 31, 1987 (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
3.2 - Certificate of Designation of Series A Junior Participating Preferred Stock dated April 11, 1995 (filed as part of the Company's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
3.3 - Certificate of Amendment to Restated Certificate of Incorporation dated June 12, 1995 (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
3.4 - Restated Bylaws of the Company, as amended (filed as an exhibit to the Company's Current Report on Form 8-K filed April 19, 1995, and incorporated herein by reference).
4.1 - Indenture, dated as of June 15, 1995, between the Company and First Interstate Bank of Texas, N.A., as Trustee (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
4.2 - Registration Rights Agreement, dated as of June 15, 1995, between the Company, Lehman Brothers, Inc., Alex. Brown & Sons Incorporated and Paine Webber Incorporated (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
4.3 - Rights Agreement, dated as of April 5, 1995, between the Company and Chemical Shareholder Services Group, Inc., as Rights Agent, specifying the terms of the rights to purchase the Company's Series A Junior Participating Preferred Stock, and the exhibits thereto (filed as an exhibit to the Company's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).

10.1 - Form of Indemnification Agreement between the Company and certain of the Company's Directors (filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed July 10, 1987, and incorporated herein by reference).
10.2 - Deferred Compensation Plan of the Company (filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed July 15, 1987, and incorporated herein by reference).
10.3 - 1987 Stock Option Plan of the Company (filed as an exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed July 29, 1987, and incorporated herein by reference).
10.4 - Agreement dated June 15, 1988, between the Company and Texas Instruments Incorporated for the acquisition of assets including the use of patents, technology and software related to ProNet Tracking Systems (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 21, 1988, and incorporated herein by reference).
10.5 - Nonqualified Stock Option Agreement of the Company dated May 22, 1991 (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
10.6 - Non-Employee Director Stock Option Plan of the Company (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
10.7 - Stock Purchase Agreement dated September 24, 1993, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.8 - Amendment Letter No. One to Stock Purchase Agreement dated October 20, 1993, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.9 - Amendment Letter No. Two to Stock Purchase Agreement dated January 4, 1994, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.10 - Amendment Letter No. Three to Stock Purchase Agreement dated March 1, 1994, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.11 - 1994 Employee Stock Purchase Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 26, 1994, and incorporated herein by reference).
10.12 - Stock Purchase Agreement dated April 20, 1995, regarding the acquisition of the outstanding capital stock of Metropolitan Houston Paging Services, Inc., ("Metropolitan") by and among Contact Communications Inc., Metropolitan and the shareholders of Metropolitan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference).
10.13 - Form PS-58 Split Dollar Agreement between the Company and each of its executive officers (filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-85696) filed October 28, 1994, and incorporated herein by reference).
10.14 - Employment Agreement dated May 18, 1994, by and between the Company and Jackie R. Kimzey (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.15 - Employment Agreement dated May 18, 1994, by and between the Company and David J. Vucina (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.16 - Change in Control Agreement dated May 18, 1994, by and between the Company and Bo Bernard (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.17 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jan E. Gaulding (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).

10.18 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffery Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.19 - Change in Control Agreement dated January 17, 1995, by and between the Company and Mark A. Solls (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.20 - Asset Purchase Agreement dated May 24, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among the Company, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc. dba Americom Paging Corporation (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).
10.21 - Amended and Restated Credit Agreement dated February 9, 1995, by and among the Company, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.22 - Waiver, Consent and Amendment No. 1 dated as of June 12, 1995 by and among the Company, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
10.23 - Office Lease Agreement by and between the Company and Carter-Crowley Properties, Inc., as Landlord (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
10.24 - Stock Purchase Agreement dated October 6, 1995, regarding the acquisition of all of the outstanding capital stock of Apple Communication, Inc., by and among CCI, Apple Communication, Inc., and Salvatore Zarcone and Jill DiFoggio (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.25 - Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, CCI, Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.26 - 1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
10.27 - Voting Agreement by and among the Company and Continental Illinois Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.28 - Agreement and Plan of Merger by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.29 - Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission license and associated system equipment from EMBARC Communication Services, Inc., by and among Contact Communications Inc., the Company, EMBARC Communication Services, Inc. and Motorola Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.30 - Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.31 - Merger Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.32* - Termination Agreement and Release by and among the Company, ProNet
         Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1995.

(b) - Reports on Form 8-K: On April 4, 1996, the Company filed a Current Report on Form 8-K relating to pro forma financial information. On May 6, 1996, the Company filed a Current Report on Form 8-K related to the financials of ProNet's completed acquisitions. On May 29, 1996, the Company filed a Current Report on Form 8-K related to action of the Federal Communications Commission. On June 4, 1996, the Company filed a Current Report on Form 8-K related to pro forma financial information for the Offering and 1996 Notes.

- ---------------------------
*  Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRONET INC.
                                       (Registrant)


DATE: August 14, 1996                  By:  /s/  JAN E. GAULDING
                                            -----------------------------
                                                 Jan E. Gaulding
                                                 SENIOR VICE PRESIDENT,
                                                 TREASURER AND CHIEF
                                                 FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)

                                    EXHIBIT INDEX


EXHIBIT                             DESCRIPTION                          NUMBER
NUMBER


3.1 -    Restated Certificate of Incorporation dated July 31, 1987
         (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
3.2 - Certificate of Designation of Series A Junior Participating Preferred Stock dated April 11, 1995 (filed as part of the
         Company's Registration Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
3.3 - Certificate of Amendment to Restated Certificate of Incorporation dated June 12, 1995 (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
3.4 - Restated Bylaws of the Company, as amended (filed as an exhibit to the Company's Current Report on Form 8-K filed April 19, 1995, and incorporated herein by reference).
4.1 - Indenture, dated as of June 15, 1995, between the Company and First Interstate Bank of Texas, N.A., as Trustee (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
4.2 - Registration Rights Agreement, dated as of June 15, 1995, between the Company, Lehman Brothers, Inc., Alex. Brown & & Sons Incorporated and Paine Webber Incorporated (filed as an exhibit to the Company's Registration Statement on Form S-4
         (File No. 33-0925) filed July 7, 1995, and incorporated herein by reference).
4.3 - Rights Agreement, dated as of April 5, 1995, between the Company and Chemical Shareholder Services Group, Inc., as Rights Agent, specifying the terms of the rights to purchase the Company's
         Series A Junior Participating Preferred Stock, and the exhibits thereto (filed as an exhibit to the Company's Registration
         Statement on Form 8-A dated April 7, 1995, and incorporated herein by reference).
10.1 - Form of Indemnification Agreement between the Company and certain of the Company's Directors (filed as an exhibit to Amendment
         No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-14956) filed July 10, 1987, and incorporated herein by reference).
10.2 - Deferred Compensation Plan of the Company (filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on
         Form S-1 (File No. 33-14956) filed July 15, 1987, and incorporated herein by reference).
10.3 - 1987 Stock Option Plan of the Company (filed as an exhibit to Amendment No. 4 to the Company's Registration Statement on
         Form S-1 (File No. 33-14956) filed July 29, 1987, and incorporated herein by reference).
10.4 - Agreement dated June 15, 1988, between the Company and Texas Instruments Incorporated for the acquisition of assets including the use of patents, technology and software related to ProNet Tracking Systems (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 21, 1988, and incorporated herein by reference).
10.5 -   Nonqualified Stock Option Agreement of the Company dated
         May 22, 1991 (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
10.6 - Non-Employee Director Stock Option Plan of the Company (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).
10.7 - Stock Purchase Agreement dated September 24, 1993, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.8 -   Amendment Letter No. One to Stock Purchase Agreement dated
         October 20, 1993, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the

         Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.9 -   Amendment Letter No. Two to Stock Purchase Agreement dated
         January 4, 1994, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.10 -  Amendment Letter No. Three to Stock Purchase Agreement dated
         March 1, 1994, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.11 - 1994 Employee Stock Purchase Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 26, 1994, and incorporated herein by reference).
10.12 - Stock Purchase Agreement dated April 20, 1995, regarding the acquisition of the outstanding capital stock of Metropolitan
         Houston Paging Services, Inc., ("Metropolitan") by and among
         Contact Communications Inc., Metropolitan and the shareholders of Metropolitan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference).
10.13 - Form PS-58 Split Dollar Agreement between the Company and each of its executive officers (filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-85696) filed
         October 28, 1994, and incorporated herein by reference).
10.14 - Employment Agreement dated May 18, 1994, by and between the Company and Jackie R. Kimzey (filed as an exhibit to the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.15 - Employment Agreement dated May 18, 1994, by and between the Company and David J. Vucina (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.16 - Change in Control Agreement dated May 18, 1994, by and between the Company and Bo Bernard (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.17 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jan E. Gaulding (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.18 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffery Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.19 - Change in Control Agreement dated January 17, 1995, by and between the Company and Mark A. Solls (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.20 - Asset Purchase Agreement dated May 24, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among the Company, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc. dba Americom Paging Corporation (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).
10.21 - Amended and Restated Credit Agreement dated February 9, 1995, by and among the Company, The First National Bank of Chicago, as
         Agent, and the Lenders party thereto (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.22 - Waiver, Consent and Amendment No. 1 dated as of June 12, 1995 by and among the Company, The First National Bank of Chicago, as
         Agent, and the Lenders party thereto (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
10.23 - Office Lease Agreement by and between the Company and Carter-Crowley Properties, Inc., as Landlord (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

10.24 - Stock Purchase Agreement dated October 6, 1995, regarding the acquisition of all of the outstanding capital stock of Apple Communication, Inc., by and among CCI, Apple Communication, Inc., and Salvatore Zarcone and Jill DiFoggio (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.25 - Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, CCI, Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.26 -  1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
10.27 - Voting Agreement by and among the Company and Continental Illinois Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.28 - Agreement and Plan of Merger by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.29 - Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission license and associated system equipment from EMBARC Communication Services, Inc., by and among Contact Communications Inc., the Company, EMBARC
         Communication Services, Inc. and Motorola Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.30 - Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.31 - Merger Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company (filed as an exhibit to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.32* - Termination Agreement and Release by and among the Company, ProNet
         Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1995.
27* -    Financial Data Schedule .


- -------------------------------
*   Filed herewith.