Form 10-Q
period 1996-09-30
PRONET INC /DE/
filed 1996-11-14
CIK 815553

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                                      OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________


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

   Registrant's telephone number, including area code: (972-687-2000)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 11,575,437.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PRONET INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets at September 30, 1996 and
                  December 31, 1995..........................................  1

                 Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 1996 and 1995..... 2

                 Consolidated Statements of Cash Flows for the
                  Three and Nine Months Ended September 30, 1996 and 1995..... 3

                 Notes to Consolidated Financial Statements................... 4


         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations............. 9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................... 17

         Item 6. Exhibits and Reports on Form 8-K............................ 17

         SIGNATURES.......................................................... 21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         PRONET INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                    ASSETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                 $1,934    $10,154
  Trade accounts receivable, net of allowance for
   doubtful accounts                                        11,540      7,498
  Federal income tax receivable--Note E                        753        990
  Inventories                                                2,465      1,574
  Other current assets                                       2,299      1,937
                                                          --------   --------
                                                            18,991     22,153
EQUIPMENT
  Pagers                                                    59,457     36,789
  Communications equipment                                  43,813     26,051
  Security systems' equipment                               12,814     11,866
  Office and other equipment                                10,582      7,179
                                                          --------   --------
                                                           126,666     81,885
  Less allowance for depreciation                          (47,518)   (34,203)
                                                          --------   --------
                                                            79,148     47,682
GOODWILL AND OTHER ASSETS, net of amortization--Note A     186,679    117,134
                                                          --------   --------
                                                          $284,818   $186,969
                                                          --------   --------
                                                          --------   --------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade payables                                            $9,764     $8,387
  Other accrued expenses and liabilities                    11,029     10,524
                                                          --------   --------
                                                            20,793     18,911
LONG-TERM DEBT, less current maturities--Note B            118,361     99,319
DEFERRED CREDITS--Note C                                     6,348     19,183
STOCKHOLDERS' EQUITY--Note A
  Common stock                                                 120         70
  Additional capital                                       174,085     56,617
  Retained deficit                                         (33,429)   (5,671)
  Less treasury stock at cost                               (1,460)   (1,460)
                                                          --------   --------
                                                           139,316     49,556
                                                          --------   --------
                                                          $284,818   $186,969
                                                          --------   --------
                                                          --------   --------


                See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  ------------------
                                            1996      1995     1996     1995
                                            ----      ----     ----     ----
                                             (Unaudited)         (Unaudited)
REVENUES
  Service revenues...................... $ 21,460  $ 15,297  $ 63,402  $ 39,189
  Product sales.........................    4,017     2,462    11,052     7,131
                                         --------  --------  --------  --------
  Total revenues........................   25,477    17,759    74,454    46,320
  Cost of products sold.................   (3,307)   (2,615)   (9,443)   (7,210)
                                         --------  --------  --------  --------
                                           22,170    15,144    65,011    39,110

COST OF SERVICES
  Pager lease and access services.......    6,184     3,784    17,408     9,139
  Security systems' equipment services..      292       360       882       900
                                         --------  --------  --------  --------
                                            6,476     4,144    18,290    10,039
                                         --------  --------  --------  --------
  GROSS MARGIN..........................   15,694    11,000    46,721    29,071

  EXPENSES
  Sales and marketing...................    3,890     1,865    11,805     5,277
  General and administrative............    5,862     4,083    17,206    10,882
  Depreciation and amortization.........    9,630     4,479    26,762    10,941
  Nonrecurring charges - Note D.........       26        --     7,400        --
                                         --------  --------  --------  --------
                                           19,408    10,427    63,173    27,100
                                         --------  --------  --------  --------
  OPERATING INCOME (LOSS)...............   (3,714)      573   (16,452)    1,971

OTHER INCOME (EXPENSE)
  Interest and other income.............       20       853       234       976
  Interest expense......................   (3,670)   (3,340)  (11,316)   (5,233)
                                         --------  --------  --------  --------
                                           (3,650)   (2,487)  (11,082)   (4,257)
                                         --------  --------  --------  --------
  LOSS BEFORE INCOME TAXES..............   (7,364)   (1,914)  (27,534)   (2,286)
Income tax expense - Note E.............      124       116       224        78
                                         --------  --------  --------  --------
  NET LOSS.............................. $ (7,488) $ (2,030) $(27,758) $ (2,364)
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
NET LOSS PER SHARE...................... $  (0.65) $  (0.32) $  (3.10) $  (0.38)
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
WEIGHTED AVERAGE SHARES.................   11,572     6,323     8,962     6,199
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------

                See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            ----------------------
                                                                1996       1995
                                                            ----------   ---------
                                                                  (Unaudited)
OPERATING ACTIVITIES:
Net loss .................................................. $  (27,758)  $  (2,364)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization ...........................     26,762      10,941
  Amortization of discount ................................         42          18
  Provision for losses on accounts receivable .............      1,084         770
  Changes in operating assets and liabilities:
   Increase in trade accounts receivable ..................     (3,674)       (800)
   Increase (decrease) in inventories......................     (1,159)        204
   Increase in other current assets .......................     (2,395)        (77)
   Decrease in other assets ...............................      5,476          --
   Increase (decrease) in trade payables and
     other accrued expenses and liabilities ...............      2,771        (252)
                                                            ----------   ---------
  Net cash  provided by operating activities ..............      1,149       8,440
INVESTING ACTIVITIES:
  Purchase of equipment, net ..............................    (11,768)     (4,298)
  Purchase of pagers, net of disposals ....................    (24,132)     (1,392)
  Acquisitions, net of cash acquired ......................    (76,703)    (50,288)
  Computer system software, product enhancements
   and other intangible assets ............................       (934)     (1,143)
  Other ...................................................       (390)        (35)
                                                            ----------   ---------
  Net cash used in investing activities ...................   (113,927)    (57,156)
FINANCING ACTIVITIES:
  Bank debt ...............................................     67,000      39,900
  Senior subordinated debt offering - net .................         --      99,283
  Sale of common stock - net ..............................     94,800          --
  Payment on bank debt ....................................    (48,000)    (49,400)
  Exercise of incentive stock options for common stock ....         66       1,357
  Debt financing costs ....................................     (8,948)     (5,324)
  Other ...................................................       (360)        (58)
                                                            ----------   ---------
  Net cash provided by financing activities ...............    104,558      85,758
                                                            ----------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........     (8,220)     37,042
CASH AND CASH EQUIVALENTS:
  Beginning of period .....................................     10,154         666
                                                            ----------   ---------
  End of period ........................................... $    1,934   $  37,708
                                                            ----------   ---------
                                                            ----------   ---------



                See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 1996

NOTE A - ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") for the year ended December 31, 1995 filed with the Securities and Exchange Commission (the "SEC") on March 1, 1996.

     GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1996            1995
                                             -------------   ------------
          Goodwill..........................   $143,755        $108,153
          Debt financing costs..............     10,784           6,980
          FCC licenses......................     34,659             150
          Other.............................     16,407          11,117
                                               --------        --------
                                                205,605         126,400
          Less accumulated amortization.....     18,926           9,266
                                               --------        --------
                                               $186,679        $117,134
                                               --------        --------
                                               --------        --------

     Goodwill is amortized using the straight-line method over a fifteen year term. Debt financing costs consist of costs incurred in connection with the Company's senior subordinated notes and revolving line of credit and are amortized over periods not to exceed the terms of the related agreements. Amortization of the FCC licenses is deferred while the related system is not operational.

     NET LOSS PER SHARE: Net loss per share is based on the weighted average number of common shares outstanding during each period.

     RECLASSIFICATION OF FINANCIAL STATEMENTS: The 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

NOTE B - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    1996           1995
                                               -------------   ------------
          Senior subordinated notes.........     $ 99,361        $99,319
          Revolving line of credit..........       19,000             --
                                                 --------        -------
                                                  118,361         99,319
          Less current maturities...........           --             --
                                                 --------        -------
                                                 $118,361        $99,319
                                                 --------        -------
                                                 --------        -------

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

     Also in June 1996, the Company entered into a new agreement with the
Lender for $300 million senior secured credit facilities, ("Former Credit Facilities") to be used to finance non-hostile acquisitions of paging
businesses, capital expenditures and general corporate purposes.   The Former
Credit Facilities were amended in August 1996 ("Credit Facilities") reducing the amount of credit available from $300 million under the Former Credit Facilities to $150 million under the Credit Facilities. The $150 million under the Credit Facilities consist of a $25 million revolving line of credit maturing December 31, 2003 and a $125 million two year revolving line of credit which converts July 1, 1998 to a term loan maturing December 31, 2003. The borrowings bear interest, at the Company's designation, at either (i) the Alternate Base Rate ("ABR") plus a margin of up to 1.5%, or (ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. In addition, an arrangement fee of $250,000 and upfront fees of (i) 1.125% of the Lender's commitment and (ii) .875% of each co-agent's commitment was paid in June 1996. A commitment fee of either .375% or
 .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly. Borrowings are secured by all assets of the Company and its subsidiaries. The Credit Facilities require maintenance of certain specified financial and operating covenants and prohibit the payment of dividends on the Common Stock. The Credit Facilities also state that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the common stock offering which occurred in June 1996), the Lender can require that some portion of the proceeds be used to make payments on outstanding borrowings under the Credit Facilities.

     Effective August 13, 1996, the Lender began requiring interest exchange or insurance agreements or other financial accommodations with one or more financial institutions providing for an agreed upon fixed rate of interest on at least 50% of the total indebtedness. At September 30, 1996, approximately 84% of the total indebtedness was at a fixed rate of interest.

NOTE C - DEFERRED CREDITS

     Deferred credits consist of the following (in thousands):

                                         SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                         ------------------   -----------------
          Deferred payments............         $5,660              $18,495
          Deferred tax liability.......            688                  688
                                                ------              -------
                                                $6,348              $19,183
                                                ------              -------
                                                ------              -------

                         PRONET INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has deferred payments outstanding related to various completed acquisitions which are due and payable up to one year from the closing of the respective transactions. The balances are payable, at the Company's discretion, either in cash or shares of Common Stock based on current market value at the date of payment. During the first nine months of 1996, the Company paid $1.0 million in cash and issued 769,664 shares of its Common Stock in payment of $18.5 million of various deferred payments and assumed $5.7 million in deferred payments related to various acquisitions.

NOTE D - ACQUISITIONS

     In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994 and 1995, the Company completed 13 acquisitions at a total cost of $128.2 million. Effective January 1, 1996, the Company acquired substantially all of the paging assets of Sun Paging Communications ("Sun") and SigNet Paging of Raleigh, Inc. ("SigNet Raleigh") and all of the outstanding capital stock of Cobbwells, Inc. dba Page One ("Page One") for $2.3 million, $8.7 million and $19.7 million, respectively. Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of A.G.R. Electronics, Inc. and affiliates ("AGR"), Total Communication Services, Inc. ("Total") and Williams Metro Communications Corp. and affiliates ("Williams") for $6.5 million, $2.2 million and $2.7 million, respectively. The nineteen completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the senior subordinated notes and issuances of shares of the Company's Common Stock. The Company also completed the purchase of a nationwide license (931.9125 MHz Radio Common Carrier frequency) and associated system equipment (the "Nationwide License") from Motorola, Inc. for a purchase price of $43 million. The purchase of the Nationwide License was financed by proceeds from the Company's equity offering in June 1996 and by borrowings under the Company's Credit Facilities. Also in 1996, the Company signed two definitive agreements. The first definitive agreement involved a merger with the Paging Divisions of CalPage (formerly Pac-West Telecomm, Inc.) and affiliates ("CalPage"). The second definitive agreement involved the purchase of all of the outstanding capital stock of Georgialina Communication Company and affiliates ("Georgialina"). As further discussed in Note G - Subsequent Events, the CalPage and Georgialina transactions were completed in the fourth quarter of 1996 and were accounted for as purchases for an approximate aggregate cost of $28.6 million.

         Also in 1996, the Company signed a definitive agreement involving the merger of the Company and Teletouch Communications, Inc. ("Teletouch"). The Company also signed a letter of intent to purchase substantially all of the assets of Ventures in Paging, L.C. ("VIP"). In the third quarter, the Company along with Teletouch announced the decision to terminate the Teletouch merger. Under the terms of the $120 million 10 7/8% senior subordinated notes due 2006 (the "1996 Notes"), the proceeds from the sale of the 1996 Notes were held in escrow upon completion of the offering in June 1996. The proceeds of such offering could only be used in connection with the Teletouch merger, and accordingly, were not recorded on the Company's financial statements pending the finalization of the merger. As a result of the termination of the merger agreement with Teletouch, the escrow funds were used to redeem the notes at 101% of the principal amount of the 1996 Notes at maturity, plus accrued interest to the date of redemption. Nonrecurring charges of approximately $7.4 million incurred by the Company in connection with the proposed Teletouch merger were recorded during the nine months ended September 30, 1996. These charges consist primarily of underwriting, advisory, legal and accounting fees and merger financing costs. The Company also elected not to pursue the acquisition of the assets of VIP.

                         PRONET INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1995, (which include acquisitions closed as of September 30, 1996 and excludes any pending acquisitions), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               -------------------
                                                  1996       1995
                                               --------    -------
          Total revenues....................   $ 74,864    $74,964
          Net loss..........................    (27,922)    (7,945)
          Net loss per common share.........      (3.09)     (1.22)


     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

NOTE E - INCOME TAXES

     For the three and nine months ended September 30, 1996, the differences between the U.S. Federal statutory tax rate and the effective tax rate is the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes and an allowance provided against the three and nine months ended September 30, 1996 operating loss which may not be realizable within the statutory time frame. Additionally, no recognition has been given to the potential future tax benefits from net operating losses incurred in the first three quarters of 1996.

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

     Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The state cases have been consolidated into a single action. The federal actions are subject to pending motions requesting the appointment of lead plaintiffs, as that term is used in the Private Securities Reform Act of 1995, and requesting that the Court consolidate the various federal actions into two separate consolidated actions, depending upon the nature of the claims raised.

     The Company will vigorously defend the actions. The Company anticipates that the plaintiffs will claim substantial damages. Because these cases have recently been filed, the Company cannot predict the amount of damages, if any. The final outcome of the issues that are the subject of these actions could have a material adverse effect on the Company's results of operations in 1996 and in the future.

                         PRONET INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - SUBSEQUENT EVENTS

     On October 10, 1996, the Company filed a Form S-3 Registration Statement (the "1996 S-3") to register 1,500,000 shares of its Common Stock to fund portions of the purchase prices for the Company's acquisitions. The 1996 S-3 was declared effective by the SEC on November 13, 1996.

     On October 16, 1996, the Company announced the completion of the merger with CalPage. The merger, which added more than 45,000 subscribers, was completed for approximately $17.2 million, comprised of approximately $10.3 million in cash and 897,771 shares of the Company's Common Stock paid at closing. On this same date the Company announced the completion of the acquisition of Georgialina, adding more than 27,000 subscribers, for a purchase
price of approximately $11.4 million paid in cash at closing.   These
acquisitions were accounted for as purchases, and the cash portions of the purchase prices were funded by borrowings under the Company's Credit Facilities.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     The Company provides wireless messaging services through its paging and security systems operations. Until 1994, paging services were provided solely to subscribers in the healthcare industry. Beginning in 1994, the Company broadened its operating focus through the acquisition of paging businesses serving the general commercial marketplace. As a result of numerous completed acquisitions, the Company's results of operations for prior periods may not be indicative of future performance.

     The Company is a leading provider of paging services in major metropolitan markets in the United States and focuses its activities in five geographic regions or communication "SuperCenters" centered around major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Los Angeles. The Company is one of the seven largest publicly traded paging companies in the United States, and pro forma for the CalPage and Georgialina acquisitions would have approximately 1.2 million subscribers at September 30, 1996.

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

     Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result its paging business currently has a disconnect ("churn") rate in line with the industry average of approximately 3.1% (source: The State of the U.S. Paging Industry: 1995, September 1995, Economic and Management Consultants International, Inc.). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate is in line with the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 1.1%.

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

     Earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA and cash flows from operating activities have each grown at a compound annual rate of over 36% over the past four years. EBITDA and cash flows from operating activities growth is expected to continue although near term EBITDA margins may be slightly impacted by legal costs, start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces. Non-cash and financing-related charges for the Company's acquisition program negatively impacted earnings in 1995 and the first nine months of 1996 and have the potential to continue the trend in the future.

     The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company during 1994, 1995 and the first nine months of 1996. The results of operations of CalPage and Georgialina are not reflected in this discussion.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                        -------------------  ------------------
                                          1996      1995       1996      1995
                                        -------   -------    ---------   ------
                                          (in thousands)       (in thousands)
Revenues
 Service revenues...................... $19,998   $13,929    $ 59,134   $35,207
 Product sales.........................   3,999     2,462      11,012     6,994
                                        -------   -------   ---------   -------
Total revenues.........................  23,997    16,391      70,146    42,201
Cost of products sold..................  (3,303)   (2,613)     (9,439)   (7,145)
                                        -------   -------   ---------   -------
Net revenues (1).......................  20,694    13,778      60,707   35,056
Cost of services.......................  (6,184)   (3,784)    (17,408)  (9,139)
                                        -------   -------    --------  -------
Gross margin...........................  14,510     9,994      43,299   25,917
Sales and marketing expenses...........   3,847     1,793      11,584    5,065
General and administrative expenses....   5,662     3,960      16,662   10,393
Depreciation and amortization expenses.   9,244     4,124      25,571    9,756
Nonrecurring charges...................      26        --       7,400       --
                                        -------   -------    --------  -------
Operating income (loss)................ $(4,269)  $   117    $(17,918) $   703
                                        -------   -------    --------  -------
                                        -------   -------    --------  -------
EBITDA................................. $ 5,001   $ 4,241    $ 15,053  $10,459
                                        -------   -------    --------  -------
                                        -------   -------    --------  -------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

     PAGING SYSTEMS' NET REVENUES for the three and nine months ended September 30, 1996 increased 50% to $20.7 million and 73% to $60.7 million, respectively, from $13.8 million and $35.1 million, respectively, for the comparable periods in 1995. Service revenues increased 44% and 68%, to $20.0 million and $59.1 million, respectively, for the three and nine months ended September 30, 1996, compared to $13.9 million and $35.2 million, respectively, for the comparable periods in 1995. These increases are primarily attributable to a growing subscriber base achieved through greater market penetration in existing markets and eight acquisitions between September 30, 1995 and September 30, 1996. Pagers in service increased 49% to 1,142,570 at September 30, 1996 from 768,660 at September 30, 1995. The increase in pagers in service was primarily the result of these recent acquisitions. In 1994 and 1995, most of the Company's growth in pagers in service was from acquisitions. In addition, internal growth accounted for approximately 35,100 units during the quarter ended September 30, 1996, which represents year over year, internal growth rate of approximately 27%. The Company believes that this internal growth rate will continue due to ongoing commercial paging activity.

     ARPU was $5.88 for the quarter ended September 30, 1996 compared to $6.29 for the quarter ended September 30, 1995. This decrease was due to a further shift in the Company's subscriber base from direct to indirect distribution channels which tend to generate lower revenues per subscriber. The Company's subscriber base was 74% COAM at September 30, 1996 compared to 69% at September 30, 1995. The Company believes that ARPU will continue to decrease, although at a slower rate, as the Company continues to expand its indirect distribution channel.

     PRODUCT SALES LESS COST OF PRODUCTS SOLD was $696,000 and $1.6 million for the three and nine months ended September 30, 1996, compared to losses of $151,000 for each of the comparable periods in 1995. The margin increased in 1996 primarily due to increases in product sales, partially offset by depreciation on pagers. Beginning in October 1995, the Company began recording all purchases of pagers as part of pager equipment and depreciating these pagers accordingly. Management anticipates that the Company's margins on pager sales may vary from market to market due to competition and other factors.

     PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) was $14.5 million (70% of paging systems' net revenues) and $43.3 million (71% of paging systems' net revenues) for the three and nine months ended September 30, 1996, compared to $10.0 million (73% of paging systems' net revenues) and $25.9 million (74% of paging systems' net revenues) for the comparable periods in 1995. The decrease in gross margin as a percentage of paging systems' net revenues was due to the increased expenses related to recent acquisitions, start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces, primarily consisting of telephone, salaries, tower rent, pager parts and third party access fees. The Company currently anticipates that these margins will decrease slightly in the short term, but will increase in the future as cost efficiencies and integration savings are achieved and as revenues from new systems increase to offset these costs. The cost of services increased to $6.2 million and $17.4 million for the three and nine months ended September 30, 1996, compared to $3.8 million and $9.1 million for the comparable periods of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

     PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $3.8 million (19% of paging systems' net revenues) and $11.6 million (19% of paging systems' net revenues) for the three and nine months ended September 30, 1996, compared to $1.8 million (13% of paging systems' net revenues) and $5.1 million (14% of paging systems' net revenues) for the comparable periods of the prior year. The increase as a percentage of paging systems' net revenues was due to the increase in the number of retail stores (from nine at September 30, 1995, to 37 at September 30, 1996), the majority of expenses of which are sales and marketing, including increased advertising, salaries, commissions and travel expenses. These expenses as a percentage of paging systems' net revenues may increase slightly in the future due to the Company's focus on expanding its retail distribution channel.

     PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $5.7 million (27% of paging systems' net revenues) and $16.7 million (27% of paging systems' net revenues) for the three and nine months ended September 30, 1996, compared to $4.0 million (29% of paging systems' net revenues) and $10.4 million (30% of paging systems' net revenues) for the comparable periods in 1995. The decrease as a percentage of paging systems' net revenues was due to savings resulting from the integration of certain acquisitions completed since September 1995 into the SuperCenter structure, as well as the increase in the number of retail store locations referred to above. While retail stores operate with higher sales and marketing expenses than other methods of distribution, these expenses are at least partially offset with lower general and administrative expenses. Management anticipates that paging systems' general and administrative expenses as a percentage of net revenues will decrease slightly over time as a result of general and administrative expenses being spread across a larger subscriber base as well as savings resulting from the continuing integration of recent acquisitions. Management also anticipates that legal costs could increase in the near future as the

Company defends itself against certain lawsuits described in Note F - Litigation. Because these cases have recently been filed, the Company cannot predict the amount of costs, if any.

     PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES for the three and nine months ended September 30, 1996 increased 124% to $9.2 million and 162% to $25.6 million, respectively, from $4.1 million and $9.8 million for the comparable periods in 1995. The increase was primarily due to the amortization of intangibles arising from the acquisitions. The increase in 1996 was also due to the reclassification of costs associated with pager purchases in 1995. Beginning in October 1995, the Company began recording all purchases of pagers as part of paging equipment and depreciating those pagers accordingly. The Company expects this trend in depreciation and amortization expenses to continue in the near term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

     PAGING SYSTEMS' NONRECURRING CHARGES were $26,000 and $7.4 million, respectively, for the three and nine months ended September 30, 1996. These costs represent nonrecurring costs related to the terminated Teletouch merger and related financing, consisting primarily of underwriting, advisory, legal and accounting fees and merger financing costs.

     EBITDA for paging systems' operations was $5.0 million (24% of paging systems' net revenues) and $15.1 million (25% of paging systems' net revenues) for the three and nine months ended September 30, 1996, compared to $4.2 million (31% of paging systems' net revenues) and $10.5 million (30% of paging systems' net revenues) for the comparable periods in 1995. The decrease in EBITDA as a percentage of net revenues was primarily the result of increased expenses related to the increased level of acquisition activity for the three and nine months ending September 30, 1996 compared to the respective periods in 1995 as well as the buildout of the Company's SuperCenters, consisting primarily of salary, telephone, pager parts, third party access fees and tower rent expenses. The Company believes EBITDA margins may decrease in the short term as a result of future acquisitions of commercial paging operations, but will thereafter increase over time as the Company integrates the acquired operations, spreads its costs over a larger subscriber base and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         ------------------  ------------------
                                          1996        1995    1996        1995
                                         ------      ------  ------      ------
                                            (in thousands)    (in thousands)
Revenues
 Service revenues....................... $1,462      $1,368      $4,268  $3,982
 Product sales..........................     18          --          40     137
                                         ------      ------      ------  ------
Total revenues..........................  1,480       1,368       4,308   4,119
Cost of products sold...................     (4)         (2)         (4)    (65)
                                         ------      ------      ------  ------
Net revenues (1)........................  1,476       1,366       4,304   4,054
Cost of services........................   (292)       (360)       (882)   (900)
                                         ------      ------      ------  ------
Gross margin............................  1,184       1,006       3,422   3,154
Sales and marketing expenses............     43          72         221     212
General and administrative expenses.....    200         123         544     489
Depreciation and amortization expenses..    386         355       1,191   1,185
                                         ------      ------      ------  ------
Operating income........................ $  555      $  456      $1,466  $1,268
                                         ------      ------      ------  ------
                                         ------      ------      ------  ------
EBITDA.................................. $  941      $  811      $2,657  $2,453
                                         ------      ------      ------  ------
                                         ------      ------      ------  ------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

     SECURITY SYSTEMS' TOTAL REVENUES increased 8% to $1.5 million and 5% to $4.3 million for the three and nine months ended September 30, 1996, from $1.4 million and $4.1 million for the comparable periods in 1995. The increase was due to the installation of five new systems since September 30, 1995, as well as expansion of and additional penetration in existing markets. The number of TracPacs in service increased 3% to 28,710 at September 30, 1996, from 27,897 at September 30, 1995.

     SECURITY SYSTEMS' OPERATING INCOME was $555,000 and $1.5 million for the three and nine months ended September 30, 1996, compared to $456,000 and $1.3 million for the same periods in 1995. The increase in operating income for the three and nine months ended September 30, 1996 resulted primarily from increased revenues and decreased cost of services.

     EBITDA for the security systems' operations was $941,000 (64% of security systems' net revenues) and $2.7 million (62% of security systems' service revenues) for the three and nine months ended September 30, 1996, compared to $811,000 (59% of security systems' net revenues) and $2.5 million (61% of security systems' net revenues) for the same periods in 1995. The increase in EBITDA for the three and nine months ended September 30, 1996 was primarily a result of increased service revenues and decreased cost of services.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from the issuance of the senior subordinated notes in 1995 and changes in the outstanding amounts under the revolving line of credit. Interest expense increased for the three months and nine months ended September 30, 1996 from prior periods primarily as a result of changes in the outstanding amounts under the revolving line of credit and interest on the senior subordinated notes, respectively. Interest expense is expected to continue to fluctuate based on changes in the outstanding amounts under the revolving line of credit.

FEDERAL INCOME TAXES

     At December 31, 1995 the Company had net operating loss carryforwards of $11.0 million for income tax purposes that expire in years 2005 through 2011. For the three and nine months ended September 30, 1996, the differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes and an allowance provided against the three and nine months ended September 30, 1996 operating loss which may not be realizable within the statutory time frame. The Company anticipates that in the future the primary difference between the statutory and effective rates will continue to be the amortization of goodwill related to stock acquisitions. Further, the Company does not anticipate recording any tax benefit in the near future from the net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995 and 1996, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 1996, compared to net cash provided by operating activities of $8.4 million for the comparable period in 1995. The decrease in net cash provided by operating activities was primarily due to increases in the net loss, accounts receivable, inventories and other current assets, offset by increases in depreciation and amortization, the provision for losses on accounts receivable, and trade payables and other accrued expenses and liabilities and decreases in other assets. Acquisitions prior to September 1995 were financed with borrowings under the Company's revolving line of credit. Proceeds from the sale of the senior subordinated notes issued in 1995 were used to repay all indebtedness outstanding under the 1995 Credit Facility and to fund the remaining acquisitions in 1995. The Company funded $7.3 million of the cash for the acquisitions of Sun, SigNet Raleigh, Page One, AGR, Total and Williams in 1996 with proceeds from the sale of the senior subordinated notes issued in 1995, with the remaining amounts financed with borrowings under the 1995 Credit Facility. The purchase of the Nationwide License in July 1996 was funded with $28 million in proceeds from the Company's equity offering in June and $15 million with borrowings under its Credit Facilities. The Company anticipates that its ongoing capital needs, including the acquisitions of CalPage and Georgialina completed in October 1996, will be funded with borrowings under its Credit Facilities, net cash generated by operations and the issuance of shares of the Company's Common Stock.

CAPITAL EXPENDITURES

     As of September 30, 1996, the Company had invested $103.3 million in system equipment and pagers for its major metropolitan markets and $12.8 million in system equipment and TracPacs for its 33 security systems.

     Capital expenditures for paging systems' equipment was $10.9 million for the nine months ended September 30, 1996 compared to $3.3 million for the comparable period in 1995 (excluding assets acquired pursuant to the acquisitions completed since September 1995), primarily due to expansion of the Company's commercial paging operations in Philadelphia, Florida and Texas. Capital expenditures for security systems' equipment and TracPacs for the nine months ended September 30, 1996 was $821,000 compared to $1.0 million for the comparable period in 1995.

     At September 30, 1996, the Company had invested $2.5 million in inventories, compared to $1.6 million at December 31, 1995. The increase was a result of higher security systems inventory in 1996 for planned installations of new security systems in the fourth quarter of 1996. Inventory balances are expected to decline slightly as the new systems are installed.

     Except for those assets acquired through acquisitions, the Company expects to meet its capital requirements in 1996 with cash generated from operations and borrowings under the Credit Facilities. Although the Company had no material binding commitments to acquire capital equipment at September 30, 1996, the Company anticipates capital expenditures for the remainder of 1996 to be $7.4 million (excluding assets acquired pursuant to pending acquisitions) for the purchase of system equipment for its current paging systems operations and $1.3 million for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

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

COMMON STOCK OFFERING

     In June 1996, the Company issued four million shares of its Common Stock (the "Offering") at a price of $25 per share. The net proceeds to the Company from the Offering, after deducting commissions and offering expenses were approximately $94.8 million. In September, the Company used approximately $48 million of the net proceeds of the Offering to repay all outstanding indebtedness under the 1995 Credit Facility, $3 million to pay bank fees for the Credit Facilities, $6 million to pay interest due on the 1995 Notes, and $8 million to fund interest, penalty and underwriters fees for the 1996 Notes. In July 1996, the Company used approximately $28 million of the Offering proceeds to purchase the Nationwide License. The remaining proceeds were used to fund acquisitions, capital expenditures and for working capital and general operating needs. If the Offering had occurred as of the beginning of 1996, net loss per share would have been $2.48 for the nine months ended September 30, 1996.

CREDIT FACILITIES

     In June 1996, the Company repaid the $48 million outstanding under the 1995 Credit Facility and $92,000 in related termination fees.

     Also in June 1996, the Company entered into a new agreement with the Lender for $300 million of senior secured credit facilities, to be used to finance non-hostile acquisitions of businesses in paging services, capital expenditures and for working capital and general corporate purposes. The
Former Credit Facilities were amended in August 1996 reducing the amount of credit available from $300 million under the Former Credit Facilities to $150 million under the Credit Facilities. The $150 million under the Credit Facilities consist of a $25 million revolving line of credit maturing
December 31, 2003 and a $125 million two year revolving line of credit which converts July 1, 1998 to a term loan maturing December 31, 2003. The borrowings bear interest, at the Company's designation, at either (i) the ABR plus a margin of up to 1.5%, or (ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. In addition, an arrangement fee of $250,000 and upfront fees of (i) 1.125% of the Lender's commitment and (ii) .875% of each co-agent's commitment was paid in June 1996 for the Former Credit Facilities. Restructuring fees of $50,000 and $200,000 were paid August 1996 and October 1996, respectively for the Credit Facilities. A commitment fee of either .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly.

ACQUISITIONS

     In 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994 and 1995, the Company completed 13 acquisitions at a total cost of $128.2 million. In the first quarter of 1996, the Company acquired substantially all of the paging assets of Sun for $2.3 million and SigNet Raleigh for $8.7 million and all of the outstanding capital stock of Page One for $19.7 million, AGR for $6.5 million, Total for $2.2 million and Williams for $2.7 million. In the fourth quarter of 1996, the Company purchased all of the outstanding capital stock of Georgialina for $11.4 million and completed a merger with CalPage for approximately $17.2 million. The 21 completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the 1995 Notes and issuances of shares of the Common Stock.

     At September 30, 1996, the Company had deferred payments outstanding related to various acquisitions which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's obligation or discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. During the first nine months of 1996, the Company paid $1.0 million in cash and issued 769,664 shares of its Common Stock in payment of $18.5 million of various deferred payments and assumed $5.7 million in deferred payments related to various acquisitions.

LITIGATION

     The final outcome of the issues subject to litigation as described in "Note F - Litigation" to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during fiscal year 1996 or subsequent periods. Because the cases have recently been filed, the Company cannot predict the amount of damages, if any.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, regulatory approvals, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risks Associated with Business Activities" included in the Form 10-K for the Company for the year ended December 31, 1995 filed with the SEC on March 1, 1996.

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

     Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The state cases have been consolidated into a single action. The federal actions are subject to pending motions requesting the appointment of lead plaintiffs, as that term is used in the Private Securities Reform Act if 1995, and requesting that the Court consolidate the various federal actions into two separate consolidated actions, depending upon the nature of the claims raised.

     The Company will vigorously defend the actions. The Company anticipates that the plaintiffs will claim substantial damages. Because these cases have recently been filed, the Company cannot predict the amount of damages, if any. The final outcome of the issues that are the subject of these actions could have a material adverse effect on the Company's results of operations in 1996 and in the future.

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

10.5  -   Nonqualified Stock Option Agreement of the Company dated May 22, 1991
          (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.6  -   Non-Employee Director Stock Option Plan of the Company (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.7  -   Stock Purchase Agreement dated June 24, 1993, by and between the
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

10.32 - Termination Agreement and Release by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1995.

10.33*- Second Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto.

10.34*- Amendment No. 1 to Credit Agreement dated as of September 30, 1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto.

b)    -   Reports on Form 8-K:  On July 12, 1996, the Company filed a Current
          Report filed on Form 8-K relating to the purchase of the Nationwide License.

-----------
*    Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PRONET INC.
                                         (Registrant)



DATE: November 14, 1996                   By:     /s/  Jan E. Gaulding
                                             --------------------------------
                                                     Jan E. Gaulding
                                             SENIOR VICE PRESIDENT, TREASURER
                                                AND CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

                              EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION                                                             NUMBER
-------   -----------                                                             ------
 3.1   -  Restated Certificate of Incorporation dated July 31, 1987 (filed as an exhibit to the Company's Registration Statement on Form S-4 (File
          No. 33-60925) filed July 7, 1995, and incorporated herein by reference).

 3.2   -  Certificate of Designation of Series A Junior Participating Preferred
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

 4.2   -  Registration Rights Agreement, dated as of June 15, 1995, between the
          Company, Lehman Brothers, Inc., Alex. Brown & Sons Incorporated and
          Paine Webber Incorporated (filed as an exhibit to the Company's
          Registration Statement on Form S-4 (File No. 33-60925) filed July 7,
          1995, and incorporated herein by reference).

 4.3   -  Rights Agreement, dated as of April 5, 1995, between the Company and
          Chemical Shareholder Services Group, Inc., as Rights Agent, specifying the terms of the rights to purchase the Company's Series A Junior
          Participating Preferred Stock, and the exhibits thereto (filed as an exhibit to the Company's Registration Statement on Form 8-A dated
          April 7, 1995, and incorporated herein by reference).

10.1  -   Form of Indemnification Agreement between the Company and certain of the Company's Directors (filed as an exhibit to Amendment No. 1 to the
          Company's Registration Statement on Form S-1 (File No. 33-14956) filed
          July 10, 1987, and incorporated herein by reference).

10.2  -   Deferred Compensation Plan of the Company (filed as an exhibit to
          Amendment No. 2 to the Company's Registration Statement on Form S-1
          (File No. 33-14956) filed July 15, 1987, and incorporated herein by reference).

10.3  -   1987 Stock Option Plan of the Company (filed as an exhibit to
          Amendment No. 4 to the Company's Registration Statement on Form S-1
          (File No. 33-14956) filed July 29, 1987, and incorporated herein by reference).

10.4  -   Agreement dated June 15, 1988, between the Company and Texas
          Instruments Incorporated for the acquisition of assets including the use of patents, technology and software related to ProNet Tracking
          Systems (filed as an exhibit to the Company's Current Report on Form
          8-K, dated July 21, 1988, and incorporated herein by reference).

10.5  -   Nonqualified Stock Option Agreement of the Company dated May 22, 1991
          (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.6  -   Non-Employee Director Stock Option Plan of the Company (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1991, and incorporated herein by reference).

10.7  -   Stock Purchase Agreement dated June 24, 1993, by and between the
          Company and Contact Communications, Inc. (filed as an exhibit to the
          Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).

10.8  -   Amendment Letter No. One to Stock Purchase Agreement dated October 20,
          1993, by and between the Company and Contact Communications, Inc.
          (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).

10.9  -   Amendment Letter No. Two to Stock Purchase Agreement dated January 4,
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

10.32 -   Termination Agreement and Release by and among the Company, ProNet
          Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July
          24, 1995.

10.33*- Second Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto.

10.34*- Amendment No. 1 to Credit Agreement dated as of September 30, 1996, by and among the Company, each of the Company's subsidiaries, The
          First National Bank of Chicago, individually and as Agent and the Lenders party thereto.

27*   -   Financial Data Schedule.

-----------
*    Filed herewith.