Form 10-K
period 1996-12-31
PRONET INC /DE/
filed 1997-03-28
CIK 815553

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                  FORM 10-K

             (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                      OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from .............. to ................

                           Commission  File 0-16029

                                  PRONET INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   75-1832168
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification Number)

          6340 LBJ Freeway
            Dallas, Texas                                    75240
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: 972-687-2000
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was approximately $58,642,972. As of February 28, 1997, there were 12,567,274 outstanding shares of the registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be furnished to stockholders in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                   PART I

ITEM 1.  BUSINESS

GENERAL

     ProNet Inc. ("ProNet" or the "Company") is a solutions-oriented organization dedicated to individualized customer service which has concentrated on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. The Company focuses its activities in five geographic regions or communication "SuperCenters" centered in major metropolitan markets and population corridors which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Stockton, California. At December 31, 1996, the Company had 1,270,954 pagers in service, which was the seventh largest domestic subscriber base of all publicly traded paging companies in the United States. Below is a table showing the Company's SuperCenters and the number of pagers in service in each market at December 31, 1996:

                         SUPERCENTER
            --------------------------------     NUMBER OF PAGERS
               REGION       OPERATION CENTER       IN SERVICE
            -------------   ----------------       ----------
            Midwest             Chicago               147,742
            Northeast           New York              310,280
            South Central       Houston               398,059
            Southeast           Charlotte             294,625
            West                Stockton              120,248
                                                    ---------
            Total                                   1,270,954
                                                    ---------
                                                    ---------

     The Company is a Delaware corporation founded in 1982. Prior to 1994, the Company provided paging services solely to the healthcare industry. By using proprietary technologies to manage the under-served market of both the in-house and wide-area paging requirements of hospitals, the Company quickly became one of the premier providers of customized, enhanced wireless services to healthcare institutions in all of its major metropolitan markets. In 1988, the Company began to apply advanced wireless technology to the security business by marketing radio-activated electronic tracking systems to financial institutions. At December 31, 1996, the Company's security systems consisted of 29,501 miniature radio transmitters, or "TracPacs," in service. See "Security Systems' Operations."

     In 1993, ProNet management recognized an opportunity to capitalize on the growing demand for pagers among both business users and the population at large. In order to penetrate this market, management defined an acquisition growth plan that would position the Company as a leading provider of wireless messaging services. Since 1994, the Company has completed 23 acquisitions including the acquisition of a nationwide paging license. As a result of these acquisitions, most of the Company's current subscribers are consumers and business users.

To date, the Company has completed the following acquisitions:

ACQUISITION                                  DEFINED NAME             DATE CLOSED
-----------                                  ------------             -----------
Contact Communications, Inc.                 "Contact"                March 1994
Radio Call Company, Inc.                     "Radio Call"             August 1994
RCC division of Chicago Communication
  Service, Inc.                              "ChiComm"                August 1994
High Tech Communications Corp.               "High Tech"              December 1994
Signet Paging of Charlotte, Inc.             "Signet Charlotte"       March 1995
Carrier Paging Systems, Inc.                 "Carrier"                April 1995
Metropolitan Houston Paging Services, Inc.   "Metropolitan"           May 1995
All City Communication Company, Inc.         "All City"               May 1995
Americom Paging Corporation                  "Americom"               July 1995
Lewis Paging, Inc.                           "Lewis"                  September 1995
Gold Coast Paging, Inc.                      "Gold Coast"             September 1995
Paging & Cellular of Texas                   "Paging & Cellular"      October 1995
Apple Communication, Inc.                    "Apple"                  December 1995
Sun Paging Communications                    "Sun"                    January 1996
SigNet Paging of Raleigh, Inc.               "SigNet Raleigh"         January 1996
Cobbwells, Inc. dba Page One                 "Page One"               January 1996
A.G.R. Electronics, Inc. and affiliates      "AGR"                    February 1996
Total Communication Services, Inc.           "Total"                  February 1996
Williams Metro Communications Corp.
  and affiliates                             "Williams"               February 1996
Georgialina Communication Company
  and affiliates                             "Georgialina"            October 1996
Paging Divisions of CalPage
  (formerly Pac-West Telecomm, Inc.)         "CalPage"                October 1996
Modern Communication Corp. and
  Personal Communications, Inc.              "Modern"                 March 1997

The above acquisitions (excluding Modern) are collectively referred to as the "Completed Acquisitions". The Completed Acquisitions and the acquisition of Modern are collectively referred to as the "Acquisitions". Also in 1996, the Company completed the purchase of a nationwide paging license (931.9125 MHz Radio Common Carrier frequency) and associated system equipment (the "Nationwide License").

STRATEGY

     The objective of the Company's strategy is to enhance the Company's current position as a solutions-oriented organization dedicated to individualized customer service focused on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. Key elements of the Company's strategy include
(i) following a disciplined internal growth model that is designed to maximize the financial return from subscriber additions; (ii) leveraging the existing regional SuperCenters to maintain and improve its low-cost operating structure; (iii) further refining its channels of distribution by introducing customized programs that capitalize on its value-added and solutions-oriented expertise; and, (iv) offering a variety of enhanced wireless products and services that enhance the utility of the product and service to the end-users.

DISCIPLINED INTERNAL GROWTH MODEL

     Management intends to continue to follow a disciplined internal growth model that is designed to maximize the financial return from subscriber additions. Management establishes discipline by selling long-term contracts (one to five years) to customers and by focusing the majority of its efforts around additions that require the customer to purchase the pager. When the customer buys the pager, it lowers the Company's capital expenditure requirements which in turn provides more cash flow per subscriber. By following this disciplined growth model, the Company hopes to maximize its ability to generate cash flow.

LEVERAGE SUPERCENTER STRUCTURE

     The Company intends to continue to focus its operations around specific geographic regions anchored by its five SuperCenters. Management believes that focusing on the existing SuperCenter structure provides the Company with the opportunity to increase operating efficiencies, build scale and maximize cash flow as a result of servicing more business through the same cost structure. This configuration provides the Company an opportunity to leverage the existing structure by spreading fixed costs over a larger revenue and subscriber base. All sales and marketing, customer service and support (including billing and collections) and technical functions are managed and executed in the SuperCenters. This regionalized structure allows the Company to realize the benefits of operational consolidation while maintaining the flexibility to react to local market developments. By leveraging this existing structure, the Company strives to maintain or improve its current low-cost operating structure.

DISTRIBUTION

     ProNet utilizes a variety of distribution channels, including a direct sales force, Company-owned retail stores and resellers. Distribution strategies and channel emphasis are tailored to each market to accommodate varying demographics and customer and competitive profiles. The Company focuses on developing programs unique to each channel. The Company has certain programs in place with its resellers and plans to expand its direct sales distribution in 1997, specifically through its major accounts division and Company-owned retail stores.

     Historically, the Company differentiated itself by applying a value-added solutions-oriented approach to its hospital customers. In 1997, the Company will focus on applying these same strategies and products to large commercial accounts using the Nationwide License as a foundation and capitalizing on its expertise in selling to and maintaining these large accounts. Also in 1997, the number of the Company's stores will be expanded from 45 and will be transitioned to a uniform name and logo - ProNet Communications TO GO! This will provide greater standardization in this channel and will develop the Company's brand identity. The Company also stresses value-added benefits through this channel by its consultative sales approach and post-sale follow-up calls to the customer.

ENHANCED PRODUCTS AND SERVICES

     The Company's new product strategy is to focus on services that will enhance the utility of the product and service to the end-users. The Company believes that by adding additional information to a service with which the user is already familiar, it will increase the convenience, safety or financial position of the end-user. Thus, the product will have a positive impact on the subscriber.

     Currently, the Company is either developing or is currently marketing several of these enhanced products. The Company's proprietary Intelligent Processing Terminal ("IPT") system for large corporate accounts is a communications system capable of managing both a company's in-house and wide-area paging requirements within a single system. This Windows-Registered Trademark-based product automatically processes and distributes paging traffic as it manages the details of monitoring and accounting, including inventory control, usage records, billing and immediate pager activation and changeouts. The IPT can be further enhanced by integrating one or more specialized software packages developed by the Company. These specialized software packages enable the user to integrate a monitoring interface, an on-line directory system and a nurse call interface, to name a few. The Company's IPT system and related product line will be marketed to commercial entities as well as hospitals in an effort to assist those entities in providing an efficient, cost effective paging network. See "Paging Operations - Enhanced Services." The Company is currently developing a name-based numeric paging product which will begin the migration of a subscriber from basic numeric to alphanumeric service by providing additional information -the callers name - to that user via the same input method used for a numeric pager (the telephone). ProNet currently offers a number of enhanced wireless products and services in addition to basic numeric and alphanumeric paging services, including voice-mail, simultaneous group paging, news and sports highlights, stock quotes, remote alpha entry and other specialized marketing applications.

     ProNet's security systems provide wireless solutions to the specialized asset recovery needs of various governmental agencies and business customers. "CampusTrac" is a personal safety and security product that is being marketed to campus environments (universities and hospitals) to ensure the safety of end-users (students, faculty and employees). See "Security Systems' Operations".

     The Company did not participate in the spectrum auctions for two-way narrowband personal communication services ("NPCS") or in the development of two-way services or products, but will resell such services and products as it deems appropriate.

PAGING INDUSTRY OVERVIEW

     The paging industry has been in existence since 1949 when the Federal Communications Commission ("FCC") allocated a group of radio frequencies for use in providing one-way and two-way types of mobile communications services. Throughout its history, the paging industry has been characterized by substantial growth and technological change. Historically, the paging industry has been highly fragmented, with a large number of small, local operators. During the 1980s and early 1990s, concentration in the paging industry increased as certain paging companies grew rapidly either internally or through acquisitions. As a result, approximately 64% of the estimated number of pagers in service in the United States are currently served by the 10 largest companies in the industry, including ProNet. However, several thousand other small paging companies remain in existence in the United States, many of whom continue to provide only local paging services. The Company believes that the paging industry will be characterized by further consolidation which will provide the Company with potential acquisition and growth opportunities.

     Industry sources indicate that the number of pagers in service in the United States has been growing at a compound annual rate of approximately 29% over the last five years and that there are currently approximately 42 million pagers in service in the United States, which represent a penetration rate of over 15% of the population. Industry analysts estimate there will be approximately 60 million paging subscribers in the United States by the year 2000. Factors that are expected to contribute to this growth include
(i) increasing mobility of the population, (ii) movement toward a service-based economy, (iii) growing consumer awareness of the benefits of mobile communications, (iv) technical advances in equipment and services offered, and
(v) continuing price efficiencies in equipment and services offered.

     Over the past decade, traditional paging services have advanced rapidly from tone-only and analog pagers to sophisticated digital alphanumeric devices. Paralleling this product evolution and a reduction in related services and product costs, the market for paging services has grown from a base of largely specialized users, such as doctors and business people having time sensitive needs, to the mass consumer market.

     Although the paging services industry continues to be characterized by technological advances, certain basic characteristics are common to most one-way paging technology. Paging provides communication links to a paging service subscriber throughout a coverage area. Each paging subscriber is assigned a distinct paging number which the caller dials to activate the subscriber's pager. Depending on the type of pager in use, the subscriber may respond based on information displayed by the pager or by calling his or her home or office to receive the message. Compared to a cellular telephone, a pager is smaller, lighter, has a longer battery life and, most importantly, is substantially less expensive to use. In fact, some consumers use a pager in conjunction with or instead of a cellular telephone to screen incoming calls and to lower or eliminate the expense of cellular telephone service.

     While paging has historically been a one-way communication service, technological advances are now providing opportunities for the development of advanced two-way wireless messaging services. Current developments in the paging industry include new paging services such as name-based numeric paging, "confirmation" or "response" paging, which sends a message from the subscriber back to the paging system to confirm the receipt of a paging message, digitized voice paging, two-way paging and notebook and sub-notebook computer wireless data applications.

PAGING OPERATIONS

SUPERCENTER OPERATING MODEL

     The Company has organized its operations around its five regional SuperCenters to achieve (i) a high level of operating leverage, (ii) regionally oriented marketing and customer service, (iii) a regional management focus and
(iv) maximum efficiency from operating and engineering systems. Each SuperCenter is led by an experienced management team including a regional vice president and directors of sales, operations and engineering. Each SuperCenter employs common technology, operating systems and software applications to foster uniform operating procedures that maximize operating efficiencies and operating leverage for the Company as a whole. Overlaid on the SuperCenter structure is a national corporate office of approximately 55 employees that focuses on maximizing the efficiencies of the SuperCenters, setting the strategic direction of the Company, developing new product initiatives, raising capital and addressing other company-wide issues. This operating model has been critical to the Company's ability to rapidly and successfully integrate the Company's acquisitions and to achieve one of the lowest operating cost structures in the paging industry.

PAGING SERVICES

BASIC SERVICES The Company currently provides various types of paging services utilizing two different types of pagers: (i) digital display pagers, which permit a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired, and (ii) alphanumeric display pagers, which allow the subscriber to receive and store text messages. The Company's paging systems are equipped to provide each type of paging service in all of its markets. At December 31, 1996, digital display pagers accounted for more than 90% of the Company's pagers in service.

     The Company has historically marketed its services under a variety of brands as a result of its acquisitions. In conjunction with the adoption of its new corporate logo, all non-retail paging services will be marketed under the brand "ProNet Communications". The marketing of retail paging services is currently being converted to the brand "ProNet Communications TO GO!".
The Company believes that the adoption of these two marketing logos will leverage ProNet's brand identity.


     Each subscriber enters into a service contract which provides for the purchase or lease of pagers and the payment of the access fee. Volume discounts on lease costs and access fees are typically offered to large unit volume subscribers. The Company's contracts with large unit volume subscribers are typically for three- to five-year terms, while contracts for smaller subscribers are typically for one-year terms with annual renewals. Leasing rates, access fees and purchase prices vary by market, service type and the volume of pagers purchased or leased by the subscriber. The total monthly fee for a customer owned and maintained ("COAM") pager is generally less than the total monthly fee for a leased pager, depending upon the optional features selected, since no rental charges are included for the COAM pager. As the appeal of the paging product among non-business subscribers has grown, the Company has expanded its reseller and retail distribution channels to capture the consumer segment of the market.

     The Company follows a strategy for its reseller and retail distribution channels that focuses on selling rather than leasing pagers and therefore limits capital investment in these distribution channels. At December 31, 1996, approximately 76% of total units in service were COAM pagers, which compares to an industry average of approximately 55-60%. The Company believes that by pursuing a COAM strategy for its reseller and retail distribution channels, it can achieve greater capital efficiency and cash flows than a strategy focused on purchasing pagers and then leasing them to subscribers. The Company believes the benefits of a COAM structure reduce the risks of technological obsolescence and credit loss. The Company targets small to medium-sized businesses and large corporate accounts through its direct sales distribution channel. Many businesses tend to lease rather than purchase paging equipment to reduce their capital investment. The Company uses a lease strategy for businesses because these customers generally have longer contract terms and higher unit volumes than consumers, which tend to offset the capital investment for the leased pagers.

                                                            OWNERSHIP OF PAGERS IN SERVICE
                                              -------------------------------------------------------
                                                                    DECEMBER 31,
                                              -------------------------------------------------------
                                                      1996               1995              1994
                                              ------------------   ----------------  ----------------
                                                NUMBER   PERCENT   NUMBER   PERCENT  NUMBER   PERCENT
                                              ---------  -------   -------  -------  -------  -------
Company-owned and leased to subscribers. . .    299,187     24%    280,339     33%   165,359     47%
COAM:
  Direct . . . . . . . . . . . . . . . . . .     77,085      6      44,418      5     20,163      6
  Retail . . . . . . . . . . . . . . . . . .    140,454     11      46,934      5      1,675      0
  Resellers. . . . . . . . . . . . . . . . .    754,228     59     484,611     57    166,633     47
                                              ---------    ---     -------    ---    -------    ---
     Total . . . . . . . . . . . . . . . . .  1,270,954    100%    856,302    100%   353,830    100%
                                              ---------    ---     -------    ---    -------    ---
                                              ---------    ---     -------    ---    -------    ---

ENHANCED SERVICES. The Company currently offers a number of enhanced products and services. In 1988, recognizing the need for a comprehensive, fully integrated facilities-based communication system, the Company introduced its IPT, a multi-tasking communications system capable of managing, within a single system, both the in-house and wide-area paging requirements of a business. The IPT is a sophisticated paging terminal located at the business facility and is designed to distribute pager traffic over multiple frequencies simultaneously. With the IPT, the user controls the processing and distribution of paging traffic and manages its pager database through statistical analysis of paging traffic and pager inventory control tools. The Company provides enhancements to the IPT such as voice messaging, automated telephone answering services and facility and equipment monitoring capabilities. The Company had 131 IPT'S installed and in operation at December 31, 1996. The Company also offers value-added paging services such as voice-mail, simultaneous group paging, news and sports highlights, stock quotes, remote alpha entry and other specialized marketing applications.

MARKETING AND DISTRIBUTION

     The Company continues to expand and diversify its distribution channels in order to target a broad cross-section of potential subscribers. The Company's direct sales force primarily targets small to medium-sized businesses and large corporate accounts. The Company targets consumers through its resellers and Company-owned retail stores.

DIRECT SALES FORCE. The Company recruits, trains and manages its own direct sales force. The regionalization of the Company's sales force gives its representatives the flexibility to react and adapt to changes within their specific marketplace. The direct sales force is supported through a variety of communications, advertising and media resources which promote the Company's paging services through telemarketing, direct mail, billboard, radio, print and yellow page advertising. Referrals from existing subscriber accounts are also solicited as sources for direct sales.

RESELLERS. In addition to offering paging services directly to end users, the Company also provides commercial paging services indirectly through marketing agreements with resellers. The Company sells pagers to these third parties who, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging services. The use of this channel allows the Company to broaden its distribution as resellers generally market to segments of the population that could not be as efficiently targeted by the Company's direct sales force or retail channels (e.g., certain small businesses, ethnic groups or individual consumers). Typically, the Company offers these resellers paging services in bulk quantities at wholesale monthly rates that are lower than the Company's regular rates offered through its direct sales channel. The Company's costs of handling and billing such reseller accounts are generally lower on a per pager basis than the costs of handling and billing its other accounts. Resellers bear the economic burden of pager capital investment, direct selling expense and certain administrative costs. As a result, this sales channel enables the Company to increase operating efficiencies and to lower per unit costs by amortizing its network infrastructure investment over a larger subscriber base. The Company offers programs aimed at creating close ties with its resellers. These programs reward resellers who generate certain levels of net subscriber additions with competitive pricing, administrative and/or systems support and, for certain resellers, an opportunity to participate in the Company's equity. Reseller units represented approximately 59% of the Company's subscribers at December 31, 1996.

RETAIL OUTLETS. The Company focuses its retail distribution on Company-owned stores. The Company believes that this distribution channel offers an opportunity to directly access the general consumer marketplace. The Company's stores are in secondary markets, as opposed to major urban markets, resulting in less competition and generally higher pricing than the major markets.

The Company operated 45 stores at December 31, 1996, and intends to expand this distribution channel.

STRATEGIC ALLIANCES. The Company believes that the addition of a nationwide spectrum through the acquisition of the Nationwide License will allow the Company to enter into regional and national alliances with businesses with broad geographic communication needs.

ACQUISITIONS

     Since 1994, the Company has purchased the following paging operations:

                                                                PAGERS IN
ACQUISITION              LOCATION(S)           DATE CLOSED      SERVICE (1)       PURCHASE PRICE
-----------              -----------           -----------      -----------       --------------
Contact(3)               New York City         March 1994          91,000         $ 19.0 million
Radio Call(4)            New York City         August 1994         57,000            7.8 million
ChiComm(4)               Chicago               August 1994         30,000            9.8 million
High Tech(4)             Chicago and Texas     December 1994        2,000            0.9 million
Signet Charlotte(4)      Charlotte             March 1995          30,000            9.0 million
Carrier(4)               New York City         April 1995          31,200            6.5 million
Metropolitan(3)          Houston               May 1995           150,000           21.0 million
All City(4)              Milwaukee             May 1995            20,000            6.3 million
Americom(4)              Houston               July 1995           80,000           17.5 million
Lewis(4)                 Georgia               September 1995      15,000            5.6 million
Gold Coast(4)            Florida               September 1995       6,000            2.3 million
Paging & Cellular(4)     Houston               October 1995             0(2)         9.5 million
Apple(3)                 Chicago               December 1995       41,500           13.0 million
Sun(4)                   Florida               January 1996        12,000            2.3 million
SigNet Raleigh(4)        Raleigh               January 1996        13,000            8.7 million
Page One(3)              Georgia               January 1996        30,000           19.7 million
AGR(3)                   Florida               February 1996       50,000            6.5 million
Total(3)                 Florida               February 1996       13,000            2.2 million
Williams(3)              Florida               February 1996        6,500            2.7 million
Georgialina(3)           Georgia               October 1996        27,000           11.4 million
CalPage(3)               California            October 1996        45,000           17.2 million
Modern(3)                Pennsylvania          March 1997          18,000            9.2 million
                                                                  -------         --------------
          Total Acquisitions                                      768,200         $208.1 million
                                                                  -------         --------------
                                                                  -------         --------------

(1)  At the date the acquisition closed.
(2) Paging & Cellular was the Company's largest reseller, serving more than 40,000 subscribers in Texas.
(3)  Acquired all of the outstanding capital stock.
(4)  Acquired substantially all of the paging assets.

COMPETITION

     The Company faces direct competition in all of its paging markets. Competition for subscribers to the Company's paging services is based primarily upon the quality and price of services offered and the geographic area covered. The Company competes by emphasizing its solutions-oriented and value-added approach, commitment to customer service, the reliability and performance of its paging systems and its status as a low-cost provider of paging services.

     Competitors in most markets include one or more radio common carriers, private radio carriers, telephone company affiliates and equipment manufacturers. Although competitors include small, privately-owned companies serving only one market area, competition also comes from publicly-held corporations and other large companies that have greater financial resources than the Company. Among the Company's competitors are Paging Network, Inc.,

Arch Communications Group, Inc., MobileMedia Corporation, AirTouch Communications, Metrocall, Inc. and PageMart Wireless, Inc.

     A variety of wireless two-way communication technologies, including cellular telephone services, narrowband and broadband personal communications services, enhanced specialized mobile radio and mobile satellite services are currently in use or under development. Although these technologies currently are more highly priced than paging services or are not commercially available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. In addition, future technological advances in the telecommunications industry could create new services or products competitive with the paging services currently provided by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services, such as narrowband and broadband personal communication services, which will increase the amount of spectrum available for paging or similar services. Moreover, changes in technology could lower the cost of competitive services and products to a level at which the Company's services and products would become less competitive or the Company would be required to reduce the prices of its services and products. There can be no assurance that the Company will be able to develop or introduce new services and products to remain competitive or that the Company would not be adversely affected in the event of such technological developments.

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

     The Company currently purchases most of its pagers from Motorola, Inc. ("Motorola"). The Company purchases its transmitters from two competing sources and its paging terminals from Glenayre Technologies, Inc. ("Glenayre"), a manufacturer of mobile communications equipment.

REGULATIONS AND LICENSES

     The paging systems owned by the Company are subject to regulation by the FCC pursuant to the Communications Act of 1934 (the "Act"). In 1996, the Act was substantially amended by passage of the Telecommunications Act of 1996 ("1996 Act"), which mandates, INTER ALIA, that telephone local exchange carriers ("LECs") provide interconnection to any telecommunications carrier (including paging operators like the Company) at any technically feasible point and at rates, terms and conditions that are just, reasonable and nondiscriminatory. By order dated August 8, 1996 (the "August 8 Order"), and as required by the 1996 Act, the FCC issued rules to implement these statutory provisions. The United States Court of Appeals for the Eighth Circuit stayed the August 8 Order, but subsequently lifted the stay with respect to the FCC's rules governing interconnection between LECs and commercial mobile radio service ("CMRS") providers, which includes paging carriers like the company.

     The FCC's LEC-CMRS interconnection rules: (i) mandate reciprocal compensation between LECs and interconnecting carriers with respect to the transport and termination of local calls; (ii) forbid LECs from assessing access charges or charges for terminating calls originating on the LEC network; (iii) establish cost-based default proxies for interconnection, access, transport and termination of calls; and (iv) allow CMRS carriers, including paging carriers, to renegotiate pre-existing interconnection agreements to provide for reciprocal compensation without risk of contract penalties. The FCC did not apply its default proxies to interconnection between LECs and paging carriers; rather, it deferred determination of paging carriers' costs to a further proceeding, and placed the burden on paging carriers to establish cost-based transport and termination charges.

     The foregoing provisions of the 1996 Act and FCC rules promulgated thereunder may reduce the costs incurred by the Company in interconnecting to LEC networks, although no assurance can be given that such cost reductions will ultimately be realized. Moreover, notwithstanding the lifting of the stay discussed above, the August 8 Order and corresponding FCC rules remain subject to judicial review and may be modified, remanded for further proceedings, or vacated.

     The Company, or its wholly-owned subsidiaries, currently hold FCC licenses for radio common carrier ("RCC"), 929 MHz private carrier paging ("PCP"), Business Radio Service ("BRS") and Special Emergency Radio Service ("SERS") frequencies, which are used to provide one-way paging service. The Company holds numerous licenses for RCC and PCP frequencies in several major metropolitan areas nationwide. In addition, the Company has acquired a nationwide RCC license that allows it to establish transmitting facilities on a common 931 MHz frequency anywhere in the United States. The Company holds licenses for SERS systems in eleven major metropolitan areas, and holds numerous licenses for BRS frequencies in major metropolitan areas nationwide. In one market where the SERS license is held by a local hospital association, the Company acts as operator and manager of the paging system, subject to the licensee's ultimate control and authority.

     SERS and BRS frequencies (and five PCP frequencies) are licensed by the FCC on a shared, site-by-site basis. When a frequency is shared by more than one license in the same geographic area, technical measures must frequently be implemented to prevent each license from interfering with another's transmissions. Based on its experience to date, the Company believes that the quality and reliability of its paging systems are not impaired by sharing frequencies with other SERS and BRS licenses.

     RCC and most PCP frequencies were previously licensed on a site-by-site, exclusive basis. Under the FCC's rules governing exclusive frequency assignments, once a frequency is licensed to a licensee at a specific location, no other carrier may utilize the frequency within a prescribed distance (set forth in the FCC's rules) from the licensed location.

     On February 24, 1997, the FCC released an order establishing rules pursuant to which geographic market licenses for RCC and exclusive PCP frequencies will be assigned on the basis of competitive bidding or auctions. Unless stayed, modified or reversed on reconsideration, the new rules will become effective on May 11, 1997. Thereafter, the FCC will issue licenses for exclusive use of each exclusive 929 MHz PCP frequency and each 931 MHz RCC frequency for each of 47 Rand McNally Major Trading Areas ("MTAs), Alaska, and the U.S. territories. Exclusive licenses for RCC frequencies in bands other than 931 MHz will be issued on the basis of Economic Areas ("EAs"), as defined by the U.S. Department of Commerce. MTA and EA licensees will be permitted to utilize their frequencies anywhere within their respective MTAs or EAs without obtaining FCC consent, subject to protection of incumbent, co-channel licensees.

     To ensure the right to expand its existing RCC and PCP systems, the Company will be required to obtain coincident MTA and EA licenses through competitive bidding (unless the Company is the sole applicant for a particular frequency in a specific market, in which case it will receive the license without bidding). Should the Company be unsuccessful in obtaining any such geographic licenses, it will be unable to expand existing system coverage areas without first obtaining the MTA or EA licensee's consent (which the licensee will have no obligation to give). Such MTA or EA licensee, however, will be required to protect the Company's existing operations from interference, will be unable to use the frequency within the prescribed distance from the Company's existing locations, and must comply with the FCC's minimum construction/coverage requirements to retain its license. In addition, 929 and 931 MHz frequencies previously assigned on an exclusive, nationwide basis, including the Company's nationwide 931 MHz RCC license, will be exempted from geographic licensing and competitive bidding.

     All the Company's existing RCC licenses have ten year terms that expire in April 1999; prior to the expiration date, renewal applications must be filed with the FCC. The Company's PCP and BRS licenses have five and ten year terms, depending on the date of issuance; licenses issued since 1995 have ten year terms. The Company's SERS licenses have five year terms.

     Renewal applications for RCC, PCP and BRS frequencies are routinely granted where the licensee has provided "substantial" service and has complied with FCC rules and regulations. SERS licenses are renewed where the licensee is in compliance with FCC rules and regulations. Although the Company is unaware of any circumstances that would prevent grant of any renewal application, no assurance can be given that any of the Company's licenses will be renewed. If licenses are not renewed by the FCC, then alternative spectrum will have to be obtained and the underlying system reconfigured.

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

SECURITY SYSTEMS' OPERATIONS

GENERAL

     The Company's security systems' services are provided through the Company's wholly-owned subsidiary, Electronic Tracking Systems Inc. ("ETS"), which operates under the name of ProNet Tracking Systems ("PTS"). The Company markets radio-activated electronic tracking security systems primarily to financial institutions throughout the United States and Puerto Rico. The systems consist of radio transmitters, or "TracPacs," which are disguised in items of value. When such an item is removed without authorization, the TracPac signals the appropriate law enforcement authorities, who in turn follow the signal generated by the TracPac to recover the item and apprehend the suspect.

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

     The Company presently operates 35 security systems in 26 major metropolitan markets within the United States and Puerto Rico. The Company had 29,501 TracPacs under lease to its customers at December 31, 1996. The Company expects to expand its security systems' operations within the Company's current markets and to expand into new geographic markets in the United States. The Company is also exploring expansion opportunities in foreign markets.

     In March 1996, the Company unveiled its strategy to expand its product line to target the personal security market. The first product to be offered will be CampusTrac (to be launched in 1997), which will provide affordable security tracking on university and hospital campuses. The Company believes that there is substantial demand for security and location services and that its established presence in the messaging and tracking markets will afford it a competitive advantage.

MARKETING

     When the Company expands into a new market, it typically enters into an agreement and establishes a close working relationship with the local law enforcement authorities to install receiving equipment, conduct officer training and provide system maintenance at no cost to the authorities. In return, the authorities monitor the systems 24 hours a day and provide all necessary telephone lines and the facilities for the management of the receiving equipment. The ability to enter a market depends upon the cooperation of the local law enforcement authorities, the willingness of local financial institutions to evaluate and test the security systems, and the size and complexity of the security coverage area. The Company markets its security systems directly to banks, savings institutions, credit unions and other financial institutions that maintain valuables that may present a security risk. A full or part-time employee in each market is responsible for local service, customer and police training and demonstrations. In its marketing, the Company emphasizes improved recovery rates of stolen property, improved criminal apprehension rates, related crime rate reduction through apprehension of repeat offenders, and the direct alarm interface to the local law enforcement authorities.

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

REGULATIONS, LICENSES AND PATENTS

     The PTS systems operated and leased by the Company are subject to regulation by the FCC pursuant to the Act. ETS operates under experimental licenses granted by the FCC for the nonexclusive use of radio frequencies for the operation of the PTS systems. Although the FCC has proposed establishing a five-year term for experimental licenses, these licenses are currently issued for a two-year term and are subject to renewal upon expiration. In addition, the FCC may revoke or cancel an experimental license at any time. The existing experimental license held by ETS expired on October 1, 1996, and a timely filed renewal application is now pending. The subject license has been routinely renewed every two years since it was initially granted to its previous holder in 1974. Thus, ETS ordinarily would have no reason to believe that its experimental license would be revoked or canceled, or that its pending renewal application would be denied. The FCC, however, recently adopted an order establishing a Low Power Radio Service ("LPRS") in the 216-17 MHz frequency band to provide permanent spectrum on a secondary, non-interfering basis for, INTER ALIA, law enforcement tracking service. Pursuant to the order, LPRS users, including ETS, may operate nationwide without having to apply for licenses or pay licensing fees, although all transmissions must be limited to no more than 100 milliwatts effective radiated power.

     Due to its substantial investment in equipment manufactured for the experimental frequency, ETS intends to use LPRS spectrum either to establish new PTS systems or to retrofit existing systems where justified by growth or other market considerations. ETS, therefore, anticipates a continuing need for an experimental license. No assurance can be given that ETS's ability to renew and hold its experimental license will be unaffected by establishment of the LPRS.

     The Company has perpetual licenses from the seller of the PTS product line for the use of technology and software related to the systems.

EMPLOYEES

     The Company employed approximately 831 full and part-time personnel at December 31, 1996, none of whom are subject to collective bargaining arrangements. The Company believes that its relationship with its employees is excellent.

RISK FACTORS

     The nature of the business activities conducted by the Company subjects the Company, its stockholders and the holders of the Company's indebtedness to certain risks. The following is a summary of some of the material risks relating to the Company's business activities.

INTEGRATION OF ACQUISITIONS

     Since March 1, 1994, the Company has purchased 22 paging operations and acquired the Nationwide License. There can be no assurance that the Company will be able to integrate the paging operations of each of the acquired companies successfully. See "Strategy."

HIGH DEGREE OF LEVERAGE; RESTRICTIONS IMPOSED BY LENDERS

     The Company is highly leveraged. At December 31, 1996, the Company had approximately $154.4 million of debt outstanding, and the Company's long-term debt as a percentage of total capitalization was approximately 54%.

     The Company's high degree of leverage will have important consequences to the Company, including the following: (i) the ability of the Company to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes, should it need to do so, may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to interest payments, which will reduce the funds available to the Company for its operations and future business opportunities; (iii) the Company may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy in general.

     The ability of the Company to continue making interest payments will be largely dependent upon its future performance. Because borrowings under the Company's credit facility bear interest at rates that fluctuate with certain prevailing interest rates, increases in such prevailing interest rates will increase the Company's interest payment obligations and could have an adverse effect on the Company. Other factors, some of which will be beyond the Company's control, such as prevailing economic conditions, will affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest payments. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available, or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or raise sufficient funds through asset sales.

     The Company's credit facility and the indenture governing the Company's senior subordinated notes (the "Indenture") contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests and limitations on, among other things, the Company's ability to incur other indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in mergers and consolidations and other acquisitions. If the Company fails to comply with these covenants, the lenders will be able to accelerate the maturity of the applicable indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Credit Facilities" and "- Senior Subordinated Notes."

DEBT SERVICE; DEFICIT OF EARNINGS TO FIXED CHARGES

     For the year ended December 31, 1996, the Company's earnings were insufficient to cover fixed charges by $40.0 million. The ability of the Company to continue making interest payments on its indebtedness will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), will affect its performance. Because borrowings under the Company's credit facility will bear interest at rates that will fluctuate with certain prevailing interest rates, increases in such prevailing interest rates will increase the Company's interest payment obligations and could have an adverse effect on the Company. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest payments. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available, or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or raise sufficient funds through asset sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

HOLDING COMPANY STRUCTURE

     Because the Company operates a significant portion of its business through its subsidiaries, the Company's cash flow and its ability to service debt are substantially dependent upon the cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company through loans, dividends or otherwise. The subsidiaries, however, are legally distinct from the Company and have no obligation, contingent or otherwise, to make any funds available for such payment. The ability of the Company's subsidiaries to make such payment will be subject to applicable state laws. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's indebtedness. Except as otherwise permitted in the Indenture, the Company's subsidiaries may not incur indebtedness. However, all of the Company's subsidiaries are guarantors of the indebtedness under the Company's credit facility and have granted security interests in substantially all of their assets to secure such indebtedness. As a result of these factors, the Company's senior subordinated notes are effectively subordinated to all liabilities of the Company's subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

FUTURE PROFITABILITY

     As a result of recent commercial paging acquisitions, the Company's average revenue per unit ("ARPU") has declined in the last few years. At the same time, due to decreases in vendor costs and economies of scale resulting from the integration of these acquisitions, the Company's average operating cost per subscriber has also decreased in recent years. There can be no assurances that the Company's average operating cost per subscriber will continue to decrease along with decreases in ARPU. The Company was profitable in 1994. However, due to the incurrence of significantly greater depreciation, amortization and interest expenses in 1995 and 1996 as a result of the Company's recent acquisitions of commercial paging operations and the issuance of the Company's senior subordinated notes and borrowings under the Company's credit facility, the Company was not profitable in 1995 and 1996. Such increased expenses may continue to increase the net loss, and, if continued, may contribute to the Company's incurrence of losses in future periods. No assurances can be given that the Company will achieve profitability in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CAPITAL REQUIREMENTS

     The Company may be required from time to time to incur additional indebtedness or issue additional equity securities to finance its growth strategy, including the buildout of infrastructure, new product development, the purchase of equipment and acquisitions. There can be no assurance, however, that funds will be available on terms favorable to the Company, or that such funds will be available when needed. The terms of the Company's credit facility and the Indenture limit, and will limit in the future, the amount of indebtedness that the Company may incur. The limited availability of capital may affect the Company's ability to acquire additional assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

RISKS OF CAMPUSTRAC AND NAME-BASED NUMERIC PAGING

     The Company will be required to invest a substantial amount of capital in order to develop its new CampusTrac and name-based numeric paging products. Based on the current schedule, the Company anticipates the launch of these products could begin by the end of 1997. The amount of capital expenditures could vary significantly based on several factors, including the cost of equipment and the design and configuration of the networks. Because the programs will be new services, there is no existing market, and there can be no assurance that a market for the new products will develop. In addition, the new programs will require the use of new technology, and there can be no assurance that such technology can be successfully applied to the new programs.

SUBSCRIBER TURNOVER

     The rate of net subscriber additions for service providers such as the Company may be significantly affected by subscriber cancellations or "churn".
In order to realize net growth in units in service, disconnected users must be replaced and additional users must be added. However, the sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Although the Company's current churn rate is in line with the industry average, there can be no assurance that the Company will not experience an increase in its subscriber cancellation rate which may adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION AND TECHNOLOGICAL CHANGE

     The Company faces direct competition in all of its paging markets. Competition for subscribers to the Company's paging services is based primarily on the price and quality of services offered and the geographic area covered. Competitors in most markets include one or more radio common carriers, private radio carriers, telephone company affiliates and equipment manufacturers. Although competitors include small, privately-owned companies serving only one market area, competition also comes from publicly-held corporations and other large companies that have greater financial resources than the Company. There can be no assurance that additional competitors will not enter markets served by the Company or that the Company will be able to continue to compete successfully. In addition, the telecommunications industry is characterized by rapid technological change. Future technological advances in the industry may result in the availability of new services and products that could compete directly with the services and products being provided or developed by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such new services and products. Moreover, changes in technology could lower the cost of competitive services and products to a level at which the Company's services and products would become less competitive or the Company would be required to reduce the prices of its services and products. There can be no assurance that the Company will be able to develop or introduce new services and products to remain competitive or that the Company will not be adversely affected in the event of such technological developments. See "Business - Paging Operations - Competition" and "- Security Systems' Operations
- Competition."

DEPENDENCE ON SUPPLIERS

     The Company does not manufacture any of the pagers used in its paging operations. The Company buys most of its pagers from Motorola and therefore is dependent on Motorola to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre and thus is dependent on Glenayre for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms. See "Business - Paging Operations."

GOVERNMENT REGULATION/COST OF ADDITIONAL FREQUENCIES

     The paging industry and the PTS systems operated and leased by the Company are subject to regulation by the FCC and, depending on the jurisdiction, may be regulated by state regulatory agencies. There can be no assurance that either the FCC or those state agencies having jurisdiction over the Company's business will not adopt regulations or take other actions that would adversely affect the business of the Company. See "Business - Paging Operations - Regulations and Licenses" and "- Security Systems' Operations - Regulations, Licenses and Patents." The FCC requires many of those seeking new frequencies, including the Company and its competitors, to purchase them through an auction process where more than one person seeks the same frequency or there are otherwise conflicting applications. In addition, the Company may purchase additional frequencies from third parties. The Company cannot predict the cost of acquiring additional frequencies in the future.

RELIANCE ON SELECT GROUP OF EXECUTIVES

     The Company believes that its success will depend to a significant extent on the efforts and abilities of a relatively small group of executive personnel. The loss of services of one or more of these key executives could adversely affect the Company. The Company does not maintain "key man" life insurance policies on its executives. However, the Company has entered into three-year employment agreements, both of which expire on May 31, 1997, with Jackie R. Kimzey, the Company's Chairman and Chief Executive Officer, and David J. Vucina, the Company's President and Chief Operating Officer. See "Directors and Executive Officers of the Registrant."

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions as of the date of this report that could prove not to be accurate. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its officers or its directors with respect to, among other things: (i) acquisitions and product development; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; and
(iv) regulatory matters affecting the Company. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to achieve such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of, demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, regulatory approvals, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risk Factors." The Company disclaims any obligation to update the forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 30,927 square feet of office space in Dallas, Texas, which is also the location of its executive offices. This lease provides for a rental rate at an effective rate of approximately $28,000 per month and expires in September 2000. The Company also leases office space for its SuperCenters, paging terminals and marketing office locations in each of the metropolitan areas where it has paging operations, as well as 45 counter locations. Such leases provide for effective monthly rental rates ranging from $135 to $21,000 per month and expire on various dates through 2003.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company, its directors, and certain of its officers have been sued in eight separate actions brought in the United States District Court for the Northern District of Texas and the District Courts of Dallas County, Texas. The actions pending in federal court are captioned: WERNER V. PRONET INC., ET AL., No. 3-96CV1795-P; MOLINA V. PRONET INC., AT AL., No. 3-96CV1972-R; SMITH, ET AL.
V. LEHMAN BROTHERS, ET AL., No. 3-96CV2116-H; L.L. CAPITAL PARTNERS L.P. V. PRONET INC., ET AL., No. 3-96-CV-02197-D. The actions pending in state court are captioned: DENNIS V. PRONET INC., ET AL., No. 96-06509; GREENFIELD V. PRONET INC., ET AL., No. 96-06782-B; and DRUCKER V. PRONET INC., ET AL., No. 96-06786-L.

     Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's common stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996 (the "Offering").
Other actions purport to include claims on behalf of all purchasers of the Company's common stock during an alleged class period. The state cases have been consolidated into a single action, which alleges violation of the Securities Act of 1933 in connection with the Company's Offering. The federal actions have been consolidated into two separate actions, depending upon the nature of the claim raised. The court had previously appointed a lead plaintiff in both actions, as that term is used in the Private
Securities Litigation Reform Act of 1995. That plaintiff has recently moved to be relieved of that position, and the Company expects the court to appoint a new lead plaintiff. In the meantime, the Company anticipates that its responsibility to answer, plead or otherwise move against the pending federal complaints will be deferred until a new lead plaintiff is appointed by the court.

     The Company will vigorously defend the actions. The Company anticipates that the plaintiffs will claim substantial damages. Because these cases are in the early stages of discovery, the Company cannot predict the amount of damages, if any. The final outcome of the issues that are the subject of these actions could have a material adverse effect on the Company's results of operations in 1997 and in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 1996, the Company held its Annual Meeting of Stockholders. The following items were voted on and approved at the meeting.

(a) ELECTION OF DIRECTORS. The following individuals were nominated and elected as directors of the Company:

                                           Votes For      Votes Withheld
                                          ----------      --------------
     Mr. Thomas V. Bruns                  10,304,809          123,298
     Mr. Harvey B. Cash                   10,304,709          123,398
     Mr. Edward E. Jungerman              10,297,709          130,398
     Mr. Jackie R. Kimzey                 10,294,699          133,408
     Mr. David J. Vucina                  10,295,191          132,916


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Marketsm under the symbol "PNET."

     The following table sets forth the range of high and low last reported sales prices for the Company's Common Stock as reported by the NASDAQ National Market System for the periods indicated. At February 28, 1997, the number of record holders of the Company's Common Stock was 202 and the approximate number of beneficial shareholders was 5,000.

                                      1996                    1995
                             ---------------------    ------------------
                               HIGH         LOW         HIGH       LOW
                             --------     --------    ---------  -------
         1st Quarter         $29          $20 7/8     $19        $13 7/8
         2nd Quarter          33 1/2       10 3/8      22 1/8     17 3/4
         3rd Quarter          12 3/4        6 1/16     32 1/8     20 1/4
         4th Quarter           8 15/16      4 1/4      30 13/16   23 3/4

      The Company has not paid any dividends since its incorporation and does not anticipate paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain any earnings to finance the expansion of operations and to fund acquisitions. Moreover, the Company's credit facility and the Indenture prohibit the payment of dividends or other distributions on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

      Set forth below are selected financial data for the Company for each of the last five years.

                                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                 1996           1995         1994         1993         1992
                                              ----------      --------     --------     --------     --------
                                           (IN THOUSANDS, EXCEPT PERCENTAGE, RATIO, UNIT AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Service revenues (1) . . . . . . . . . . .    $   87,239      $ 56,108     $ 33,079     $ 19,234     $ 16,845
Product sales (2). . . . . . . . . . . . .        15,817        10,036        6,639        2,040        1,855
                                              ----------      --------     --------     --------     --------
Total revenues . . . . . . . . . . . . . .       103,056        66,144       39,718       21,274       18,700
Depreciation and amortization
 expense . . . . . . . . . . . . . . . . .        40,624        18,662        8,574        4,656        4,077
Operating income (loss). . . . . . . . . .       (24,635)         (270)       3,189        2,732        1,834
Interest expense . . . . . . . . . . . . .        15,370         8,640        1,774          292          310
Net income (loss). . . . . . . . . . . . .       (40,043)       (7,697)         693        1,574        1,754
Net income (loss) per share. . . . . . . .         (4.07)        (1.23)        0.16         0.40         0.43

BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . .         2,286        10,154          666          530          131
Working capital (deficit). . . . . . . . .        (1,927)        3,242       (3,119)         812        1,130
Total assets . . . . . . . . . . . . . . .       311,716       186,969       73,273       30,296       28,128
Long-term debt including
 current maturities. . . . . . . . . . . .       148,691        99,319        9,500        3,903        3,460
Total liabilities. . . . . . . . . . . . .       178,067       137,413       23,038        9,937        8,325
Total stockholders' equity . . . . . . . .       133,649        49,556       50,235       20,359       19,803

OTHER DATA:
Pagers in service at end of period . . . .     1,270,954       856,302      353,830      130,000      114,356
TracPacs in service at end of period . . .        29,501        27,548       27,595       25,841       19,210
Pagers in service per employee (3) . . . .         1,648         1,619        1,325        1,000          880
ARPU - Paging (4). . . . . . . . . . . . .    $     6.17      $   6.57     $   8.51     $  10.23     $  10.48
ARPU - Tracking (5). . . . . . . . . . . .         18.42         15.90        16.52        15.90        14.75
Operating, selling, general and
 administrative costs per paging
 subscriber (6). . . . . . . . . . . . . .          4.68          4.78         5.08         7.91         7.80
Cash flow from operating activities (7). .           160        12,470       11,952        7,144        6,720
EBITDA (8) . . . . . . . . . . . . . . . .        24,798        18,392       11,763        7,388        5,911
EBITDA margin (9). . . . . . . . . . . . .            28%           32%          36%          36%          34%
Capital expenditures (10). . . . . . . . .    $   14,534      $  9,773     $  2,811     $  2,565     $  2,315
Ratio of total debt to EBITDA (11) . . . .           6.2x          6.4x         0.9x         0.5x         0.6x
Ratio of EBITDA to
 interest expense. . . . . . . . . . . . .           1.6           2.1          6.6         25.3         19.1

(1) Service revenues consist of fixed monthly, quarterly, annual and bi-annual service and leasing fees.
(2) Product sales include pager and paging equipment sales and other security systems' income.
(3) Calculated by dividing pagers in service at the end of each period by the number of employees at the end of the period presented. This calculation excludes employees directly related to the security systems' business.
(4) ARPU - Paging (average revenue per paging unit) is calculated by dividing paging systems' average monthly service revenues for the last quarter of the period by the average number of pagers in service at the beginning of such months.
(5) ARPU - Tracking (average revenue per tracking unit) is calculated by dividing security systems' service revenues for the last month in the period by the number of tracking units in service at the beginning of such month.
(6) Calculated by dividing the sum of the cost of pager lease and access fees and selling, general and administrative expenses for the last month in the period by the number of pagers in service at the beginning of such month.
(7) Cash flow from operating activities is derived from the statement of cash flows and differs from EBITDA (as defined below) primarily due to interest expense and changes in working capital.

(8) EBITDA is earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges. Other income (expense) consists primarily of interest expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
(9) Calculated by dividing EBITDA by the remainder of total revenues less cost of products sold for the period presented.
(10) Excludes acquisition and leased pager costs.
(11) Calculated by dividing total debt at the end of the period by EBITDA for the 12 months ended on the last day of the period.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that materially affect the comparability of the information reflected in the "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides wireless messaging services through its paging and security systems operations. Until 1994, paging services were provided solely to subscribers in the healthcare industry. Beginning in 1994, the Company broadened its operating focus through the acquisition of paging businesses serving the general commercial marketplace. As a result of 23 completed acquisitions, the Company's results of operations for prior periods may not be indicative of future performance. See "Business - Strategy" and "- Paging Operations - Acquisitions."

     The Company is a solutions-oriented organization dedicated to individualized customer service focused on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. The Company focuses its activities in five regional SuperCenters centered in major metropolitan markets and population corridors which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Stockton, California. At December 31, 1996, the Company had 1,270,954 pagers in service, which was the seventh largest domestic subscriber base of all publicly traded paging companies in the United States.

     As one of its enhanced wireless communications services, through its wholly-owned subsidiary, ETS, the Company markets radio-activated electronic tracking security systems primarily to financial institutions throughout the United States. The systems consist of TracPacs which are disguised in items of value. When such an item is removed without authorization, the TracPac signals the appropriate law enforcement authorities, who in turn follow the signal generated by the TracPac to recover the item and apprehend the suspect.

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

     Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place an emphasis on customer care and quality of service, and as a result its paging business currently has a "churn" rate in line with the industry average of 3.1% (source: The State of the U.S. Paging Industry: 1995, September 1995, Economic and Management Consultants International, Inc.). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate is in line with the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 1%.

     Currently, service revenues consist of two components - service fees and unit leasing fees. As the Company pursues its strategy of expanding into new markets, increasing its coverage within its existing service areas and broadening its customer base and distribution channels, the percentage of customers who own and maintain their paging equipment rather than leasing it from the Company is likely to increase. This, together with competitive factors, may result in declining service revenues per subscriber since these customers will not pay a leasing fee as part of their monthly charge. However, the Company will not incur the capital costs related to these COAM pagers. Additionally, "ARPU" for pagers served through resellers is lower than for direct sales due to the wholesale rates charged to this distribution channel. Such resellers do, however, assume all selling, marketing, subscriber management and related costs that would otherwise be incurred by the Company.

     Product sales and costs are also likely to increase as the business mix shifts in favor of COAM units. The Company's objective is to break even on product sales, but it may selectively offer discounts due to promotional offers or competitive pressures.

     The Company currently enjoys low operating costs per unit due to the efficiency of its operations. It expects that the continued development of its business around its SuperCenters will result in economies of scale and consolidation of operating and selling expenses that will help it retain this competitive advantage.

     Earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA has grown at a compound annual rate of approximately 43% over the past four years, while cash flows from operating activities has decreased at a compound annual rate of 61% for the same period. Cash flows from operating activities is derived from the statement of cash flows and differs from EBITDA primarily due to interest expense and changes in working capital. EBITDA growth is expected to continue although near term EBITDA margins may be slightly impacted by legal costs, start-up costs associated with certain SuperCenters and new enhanced products and services, and the buildout of existing and acquired frequencies in the Company's marketplaces. Cash flow from operating activities is expected to fluctuate based upon the changes in working capital and fluctuations in interest expense resulting from changes in the prevailing interest rates and the level of borrowings on the Company's revolving line of credit. Non-cash and financing-related charges for the Company's acquisition program have negatively impacted earnings in 1995 and 1996 and have the potential to continue this trend in the future.

     The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company during 1994, 1995 and 1996. The results of operations of Modern are not reflected in this discussion.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1996         1995         1994
                                                   --------     --------     -------
                                                             (IN THOUSANDS)
   Revenues
      Service revenues . . . . . . . . . . . . .   $ 81,368     $ 50,805     $28,015
      Product sales. . . . . . . . . . . . . . .     15,776        9,899       6,506
                                                   --------     --------     -------
   Total revenues. . . . . . . . . . . . . . . .     97,144       60,704      34,521
   Net book value of products sold . . . . . . .    (13,238)      (9,357)     (6,605)
                                                   --------     --------     -------
   Net revenues (1). . . . . . . . . . . . . . .     83,906       51,347      27,916
   Cost of services. . . . . . . . . . . . . . .    (24,508)     (13,218)     (7,972)
                                                   --------     --------     -------
   Gross margin. . . . . . . . . . . . . . . . .     59,398       38,129      19,944
   Sales and marketing expenses. . . . . . . . .     15,469        7,937       6,530
   General and administrative expenses . . . . .     22,990       15,048       4,713
   Depreciation and amortization expenses. . . .     39,043       17,122       7,017
   Nonrecurring charges. . . . . . . . . . . . .      8,809           --          --
                                                   --------     --------     -------
   Operating income (loss) . . . . . . . . . . .   $(26,913)    $ (1,978)    $ 1,684
                                                   --------     --------     -------
                                                   --------     --------     -------
   EBITDA. . . . . . . . . . . . . . . . . . . .   $ 20,939     $ 15,144     $ 8,701
                                                   --------     --------     -------
                                                   --------     --------     -------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less net book value of products sold.

     PAGING SYSTEMS' NET REVENUES increased in each of the last three years compared to prior years. These increases were attributable primarily to a growing subscriber base achieved through greater market penetration in existing markets and the Completed Acquisitions. Net revenues increased to $83.9 million in 1996 from $51.3 million in 1995 and from $27.9 million in 1994. This increase was primarily due to a 48% increase in pagers to 1,270,954 at December 31, 1996, from 856,302 at December 31, 1995, and a 142% increase at
December 31, 1995, from 353,830 at December 31, 1994. The increase in pagers in service was primarily due to the Completed Acquisitions. In addition, internal growth accounted for 218,152 and 128,772 units during 1996 and 1995, respectively, which represents annualized internal growth rates of approximately 25% and 36%, respectively.

     ARPU was $6.17, $6.57 and $8.51 for the quarters ended December 31, 1996, 1995, and 1994, respectively. This decrease was due to a further shift in the Company's subscriber base from direct to indirect distribution channels which generate lower revenues per subscriber. The Company's subscriber base was 76% COAM at December 31, 1996 compared to 67% at December 31, 1995 and 53% at December 31, 1994. The Company believes that ARPU will continue to decrease, although at a slower rate, as the Company continues to expand its indirect distribution channel.

     PRODUCT SALES LESS NET BOOK VALUE OF PRODUCTS SOLD was $2.5 million in 1996, $542,000 in 1995 and ($99,000) in 1994. The margin increased in 1996 and 1995 from the prior years primarily due to the increase in product sales. Management anticipates that the Company's margins on pager sales may vary from market to market due to competition and other factors.

     RECLASSIFICATION OF COSTS. During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. To reflect this restructuring financially, certain costs that were previously classified as cost of services and sales and marketing expenses in 1994 were classified as general and administrative expenses in 1995 and 1996. Since the infrastructure of the Company changed in 1995, the nature of certain expenses changed also. Accordingly, 1994 expenses were not reclassified. In the aggregate, costs of services, sales and marketing expenses and general and administrative expenses increased by 74% and 88% for the years ended December 31, 1996 and 1995, respectively, compared to the respective years ended December 31, 1995 and 1994 as a result of the Company's internal growth and acquisitions. In total, these costs were $63.0 million (75% of paging systems' net revenues) for the year ended December 31, 1996, compared to $36.2 million (71% of paging systems' net revenues) and $19.2 million (69% of paging systems' net revenues) for the years ended December 31, 1995 and 1994, respectively. The increase in these costs as a percentage of net revenues for the years ended December 31, 1996 and 1995 from the comparable periods in 1995 and 1994, respectively, was the result of increased expenses related to the buildout of the Company's regional SuperCenters. These expenses as a percentage of net revenues should decline in the future as redundant operations in acquired companies are eliminated and as cost savings of recent acquisitions are integrated into the existing SuperCenters.

     PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) increased to $59.4 million (71% of paging systems' net revenues) in 1996 from $38.1 million (74% of paging systems' net revenues) in 1995 and from $19.9 million (71% of paging systems' net revenues) in 1994. The decrease in gross margin as a percentage of paging systems' net revenues in 1996 was due to the increased expenses related to recent acquisitions, start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces, primarily consisting of telephone, salaries, tower rent, pager parts and third party access fees. The increase as a percentage of net revenues in 1995 was primarily due to the reclassification of certain operating expenses previously discussed. The Company currently anticipates that these margins will decrease slightly in the short term, but will increase in the future as cost efficiencies and integration savings are achieved and as revenues from new systems increase to offset these costs. The cost of services increased to $24.5 million in 1996 from $13.2 million in 1995 as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

     PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $15.5 million (18% of paging systems' net revenues) in 1996, $7.9 million (15% of paging systems' net revenues) in 1995 and $6.5 million (23% of paging systems' net revenues) in 1994. The increase as a percentage of paging systems' net revenues in 1996 was due to the increase in the number of retail stores (from 13 at December 31, 1995, to 45 at December 31, 1996), the majority of expenses of which are sales and marketing, including increased advertising, salaries, commissions and travel expenses. The decrease as a percentage of paging systems' net revenues in 1995 was due to the reclassification of certain operating expenses described above. These expenses, as a percentage of paging systems' net revenues, may increase slightly in the future due to the Company's focus on expanding its direct distribution channel.

     PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $23.0 million (27% of paging systems' net revenues) in 1996, $15.0 million (29% of paging systems' net revenues) in 1995 and $4.7 million (17% of paging systems' net revenues) in 1994. The decrease as a percentage of paging systems' net revenues in 1996 was due to savings resulting from the integration of certain acquisitions completed in 1996 into the SuperCenter structure, as well as the increase in the number of retail store locations referred to above. While retail stores operate with higher sales and marketing expenses than other methods of distribution, these expenses are at least partially offset by lower general and administrative expenses. The increase as a percentage of net revenues in 1995 was due to the reclassification of certain operating expenses as previously discussed. Management anticipates that paging systems' general and administrative expenses as a percentage of net revenues will decrease slightly over time as a result of general and administrative expenses being spread across a larger subscriber base as well as savings resulting from the continuing integration of recent acquisitions. Management also anticipates that legal costs could increase in the near future as the Company defends itself against certain lawsuits described in "Item 3. Legal Proceedings." Because these cases are in the early stages of discovery, the Company cannot predict the amount of costs, if any.

     PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES were $39.0 million, $17.1 million and $7.0 million in 1996, 1995 and 1994, respectively. The increase was primarily due to the amortization of intangibles arising from the Completed Acquisitions. The Company expects this trend in depreciation and amortization expenses to continue in the near term as a result of acquisitions and continued capital investment in paging equipment to support the Company's growth.

     PAGING SYSTEMS' NONRECURRING CHARGES were $8.8 million in 1996. These costs represent nonrecurring costs related to the terminated merger with Teletouch Communications, Inc. ("Teletouch") and related financing, consisting primarily of underwriting, advisory, legal and accounting fees and merger financing costs. See "Financial Statements and Supplementary Data - Note L - Acquisitions" for further discussion.

     EBITDA for the paging systems' operations was $20.9 million (25% of paging systems' net revenues), $15.1 million (29% of paging systems' net revenues) and $8.7 million (31% of paging systems' net revenues) for 1996, 1995 and 1994, respectively. The decrease in EBITDA as a percentage of net revenues in 1996 and 1995 from the prior years was the result of increased expenses related to the increased level of acquisition activity during those years from the prior year as well as the buildout of the Company's SuperCenters, consisting primarily of salary, telephone, pager parts, third party access fees and tower rent expenses. The Company believes EBITDA will increase over time as the Company continues to integrate the Completed Acquisitions, spreads its costs over a larger subscriber base and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996        1995      1994
                                                --------   --------   --------
                                                         (IN THOUSANDS)
Revenues
  Service revenues. . . . . . . . . . . . . .   $  5,871   $  5,303   $  5,064
  Product sales . . . . . . . . . . . . . . .         41        137        133
                                                --------   --------   --------
Total revenues. . . . . . . . . . . . . . . .      5,912      5,440      5,197
Cost of products sold . . . . . . . . . . . .         (6)       (64)       (39)
                                                --------   --------   --------
Net revenues (1). . . . . . . . . . . . . . .      5,906      5,376      5,158
Cost of services. . . . . . . . . . . . . . .     (1,416)    (1,178)    (1,213)
                                                --------   --------   --------
Gross margin. . . . . . . . . . . . . . . . .      4,490      4,198      3,945
Sales and marketing expenses. . . . . . . . .        211        319        207
General and administrative expenses . . . . .        420        631        676
Depreciation and amortization expenses. . . .      1,581      1,540      1,557
                                                --------   --------   --------
Operating income. . . . . . . . . . . . . . .   $  2,278   $  1,708   $  1,505
                                                --------   --------   --------
                                                --------   --------   --------
EBITDA. . . . . . . . . . . . . . . . . . . .   $  3,859   $  3,248   $  3,062
                                                --------   --------   --------
                                                --------   --------   --------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

     SECURITY SYSTEMS' TOTAL REVENUES increased in each of the last three years. These increases were attributable primarily to the installation of new systems in each year, as well as further market penetration in existing markets. The Company installed six systems in 1996, three systems in 1995 and two systems in 1994. The number of TracPacs in service at the end of 1996 was 29,501, a 7% increase compared to the end of 1995. The number of TracPacs in service at the end of 1995 was 27,548, a minimal decrease compared to 27,595 at the end of 1994.

     SECURITY SYSTEMS' OPERATING INCOME was $2.3 million, $1.7 million and $1.5 million for 1996, 1995, and 1994, respectively. The increase in operating income resulted primarily from increased revenues and decreased general and administrative expenses.

     EBITDA for security systems' operations was $3.9 million (65% of security systems' net revenues) in 1996, $3.2 million (60% of security systems' net revenues) in 1995 and $3.1 million (59% of security systems' net revenues) in 1994. This increase was primarily due to increases in net revenues and decreases in general and administrative expenses.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest income generated from short-term investments and interest expense incurred. Interest expense increased in 1996 and 1995 from the prior years primarily as a result of interest due on the senior subordinated notes which were issued in June 1995 and increases in the outstanding amounts under the Company's revolving line of credit. Interest expense is expected to continue to fluctuate based on changes in the outstanding amounts under the revolving line of credit.

FEDERAL INCOME TAXES

     At December 31, 1996, the Company had net operating loss carryforwards of $45.7 million for income tax purposes that expire in years 2005 through 2011. For the year ended December 31, 1996, the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, 1995 and 1994, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $160,000 in 1996, $12.5 million in 1995 and $12.0 million in 1994. The net decrease in cash provided by operating activities in 1996 from 1995 was primarily due to increases in the net loss, accounts receivable, inventory and other current assets, offset by increases in depreciation and amortization, the provision for losses on accounts receivable, and trade payables and other accrued expenses and liabilities and a decrease in other assets. The net increase in cash provided by operating activities in 1995 from 1994 was primarily due to increases in depreciation and amortization and the provision for losses on accounts receivable, offset by an increase in accounts receivable and a decrease in net income. Acquisitions prior to September 1995 were financed with borrowings under the Company's revolving line of credit. Proceeds from the sale of the senior subordinated notes issued in 1995 were used to repay all indebtedness outstanding under the Company's revolving line of credit and to fund the remaining acquisitions in 1995. The Company funded $7.3 million of the cash for acquisitions in the first quarter of 1996 with proceeds from the sale of the senior subordinated notes issued in 1995, with the remaining amounts financed with borrowings under the Company's revolving line of credit. The purchase of the Nationwide License in July 1996 was funded with $28 million in proceeds from the Company's equity offering in June 1996 and $15 million with borrowings under its revolving line of credit. The Company funded the $21.7 million cash portion of acquisitions in the fourth quarter of 1996 with borrowings under its revolving line of credit. The $8.9 million cash portion of the acquisition of Modern in 1997 was also funded with borrowings under its revolving line of credit. The Company anticipates that its ongoing capital needs will be funded with additional borrowings and net cash generated by operations.

CAPITAL EXPENDITURES

     At December 31, 1996, the Company had invested $108.1 million in system equipment and pagers for its major metropolitan markets and $12.9 million in system equipment and TracPacs for its 35 security systems.

     Capital expenditures for paging systems' equipment were $13.6 million in 1996, $8.4 million in 1995 and $2.1 million in 1994 (excluding assets acquired pursuant to the Completed Acquisitions), and $931,700 for security systems' equipment and TracPacs in 1996, $1.4 million in 1995 and $728,500 in 1994.

     Except for those assets acquired through acquisitions and any capital costs associated with new enhanced products and services, the Company expects to meet its capital requirements in 1997 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at December 31, 1996, the Company anticipates capital expenditures for 1997 to be approximately $24.0 million for the purchase of pagers and system equipment for its current paging systems' operations and approximately $660,000 for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

CREDIT FACILITIES

     In June 1995, the Company entered into an agreement with The First National Bank of Chicago, as Agent (the "Lender"), making available a $125 million revolving line of credit (the "1995 Credit Facility") for working capital purposes and for acquisitions approved by the Lender. Under the terms of the 1995 Credit Facility, the revolving line of credit would have converted in February 1997 to a five and one-half year term loan maturing in July 2002. Borrowings were secured by all assets of the Company and its subsidiaries. The 1995 Credit Facility required maintenance of certain specified financial and operating covenants and prohibited the payment of dividends or other distributions on the Company's Common Stock. The 1995 Credit Facility also permitted the issuance of senior subordinated notes and stated that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the Common Stock offering which occurred in 1994), the Lender could request that some portion of the proceeds be used to pay down outstanding borrowings under the 1995 Credit Facility.

     In June 1996, the Company repaid the $48 million outstanding under the 1995 Credit Facility with proceeds from the Offering in June 1996.

     Also in June 1996, the Company entered into a new agreement with the Lender for $300 million of senior secured credit facilities ("Former Credit Facilities"), to be used to finance non-hostile acquisitions of paging businesses, capital expenditures and general corporate purposes. The Former Credit Facilities were amended in September 1996 ("Credit Facilities") reducing the amount of credit available from $300 million under the Former Credit Facilities to $150 million under the Credit Facilities. The $150 million under the Credit Facilities consist of a $25 million revolving line of credit maturing December 31, 2003, and a $125 million two year revolving line of credit which converts July 1, 1998 to a term loan maturing December 31, 2003. The borrowings bear interest, at the Company's designation, at either (i) the Alternate Base Rate ("ABR") plus a margin of up to 1.5% or (ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. A commitment fee of either .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly. At December 31, 1996, the Company had approximately $9.9 million of available funds under the Credit Facilities.

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

     The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995 to register the 1995 Notes with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). On October 6, 1995, the SEC declared the 1995 S-4 effective.

COMMON STOCK OFFERING

     In June 1996, the Company issued four million shares of its Common Stock at a price of $25 per share. The net proceeds to the Company from the Offering, after deducting commissions and offering expenses were approximately $94.8 million. Also in June 1996, the Company used approximately $48 million of the net proceeds of the Offering to repay all outstanding indebtedness under the 1995 Credit Facility, $3 million to pay bank fees for the Credit Facilities, $6 million to pay interest due on the 1995 Notes, and $8 million to fund interest, penalty and underwriters fees for the senior subordinated notes related to the Teletouch merger. In July 1996, the Company used approximately $28 million of the Offering proceeds to purchase the Nationwide License. The remaining proceeds were used to fund capital expenditures and for working capital and general operating needs. If the Offering had occurred as of the beginning of 1996, net loss per share would have been $3.48 for the year ended December 31, 1996.

ACQUISITIONS

     In 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, 1995 and 1996, the Company completed 21 acquisitions at a total cost of $198.9 million. The 21 Completed Acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the 1995 Notes and issuances of shares of the Common Stock. On March 1,

1997, the Company acquired substantially all of the outstanding capital stock of Modern for a purchase price of $9.2 million. This acquisition was accounted for as a purchase and was funded by borrowings under the Credit Facilities.

     At December 31, 1996, the Company had deferred payments of $5.7 million outstanding related to various acquisitions which are due and payable one year from the closing of the respective transactions. The balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. In January of 1997, the Company paid $4.9 million in cash and issued 46,232 shares of its Common Stock in payment of $5.7 million of deferred payments related to various acquisitions.

LITIGATION

     The final outcome of the issues subject to litigation as described in "Item 3 - Litigation" and "Note M - Litigation" to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during fiscal year 1997 or subsequent periods. Because the cases are in the early stages of discovery, the Company cannot predict the amount of damages, if any.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions as of the date of this release that could prove not to be accurate. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its officers or its directors with respect to, among other things: (i) acquisitions and product development; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; and (iv) regulatory matters affecting the Company. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to achieve such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of, demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, regulatory approvals, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risk Factors". The Company disclaims any obligations to update the forward-looking statements contained herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Stockholders and Board of Directors
ProNet Inc.



We have audited the accompanying consolidated balance sheets of ProNet Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProNet Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             ERNST & YOUNG LLP
DALLAS, TEXAS
FEBRUARY 5, 1997,
EXCEPT FOR NOTE N, AS TO WHICH THE DATE IS
MARCH 4, 1997

                        PRONET INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                A S S E T S

                                                              DECEMBER 31,
                                                         -------------------
                                                           1996       1995
                                                         --------   --------
CURRENT ASSETS
  Cash and cash equivalents............................. $  2,286   $ 10,154
  Trade accounts receivable, less allowance for doubtful
   accounts of $939 and $1,018  as of December 31, 1996
   and 1995, respectively...............................   13,747      7,498
  Federal income tax receivable.........................      497        990
  Inventories...........................................    2,760      1,574
  Other current assets..................................    2,499      1,937
                                                         --------   --------
                                                           21,789     22,153
EQUIPMENT
  Pagers................................................   59,003     36,789
  Communications equipment..............................   49,134     26,051
  Security systems' equipment ..........................   12,897     11,866
  Office and other equipment............................   11,454      7,179
                                                         --------   --------
                                                          132,488     81,885
  Less allowance for depreciation.......................  (50,718)   (34,203)
                                                         --------   --------
                                                           81,770     47,682

GOODWILL AND OTHER ASSETS, net of accumulated
 amortization of $22,297 and $9,266 as of December 31,
 1996 and 1995, respectively............................  208,157    117,134
                                                         --------   --------
                                                         $311,716   $186,969
                                                         --------   --------
                                                         --------   --------

  L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Trade payables........................................ $ 10,452   $  8,387
  Other accrued expenses and liabilities................   13,264     10,524
                                                         --------   --------
                                                           23,716     18,911

LONG-TERM DEBT..........................................  148,691     99,319

DEFERRED CREDITS........................................    5,660     19,183

STOCKHOLDERS' EQUITY
  Common stock, $ .01 par value:
    Authorized shares - 20,000
    Issued shares - 12,871
    Outstanding shares - 12,473.........................      129         70
  Additional capital....................................  180,694     56,617
  Retained deficit......................................  (45,714)    (5,671)
  Less treasury stock at cost ..........................   (1,460)    (1,460)
                                                         --------   --------
                                                          133,649     49,556
                                                         --------   --------
                                                         $311,716   $186,969
                                                         --------   --------
                                                         --------   --------


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PRONET INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------   -------   -------
REVENUES
  Service revenues.............................. $ 87,239   $56,108   $33,079
  Product sales.................................   15,817    10,036     6,639
                                                 --------   -------   -------
  Total revenues................................  103,056    66,144    39,718
  Net book value of products sold...............  (13,244)   (9,421)   (6,644)
                                                 --------   -------   -------
                                                   89,812    56,723    33,074

COST OF SERVICES
  Pager lease and access services...............   24,508    13,218     7,972
  Security systems' equipment services..........    1,416     1,178     1,213
                                                 --------   -------   -------
                                                   25,924    14,396     9,185
                                                 --------   -------   -------
  GROSS MARGIN..................................   63,888    42,327    23,889

EXPENSES
  Sales and marketing...........................   15,680     8,256     6,737
  General and administrative....................   23,410    15,679     5,389
  Depreciation and amortization.................   40,624    18,662     8,574
  Nonrecurring charges..........................    8,809        --        --
                                                 --------   -------   -------
                                                   88,523    42,597    20,700
                                                 --------   -------   -------

  OPERATING INCOME (LOSS).......................  (24,635)     (270)    3,189

OTHER INCOME (EXPENSE)
  Interest and other income.....................      285     1,291       173
  Interest expense..............................  (15,370)   (8,640)   (1,774)
                                                 --------   -------   -------
                                                  (15,085)   (7,349)   (1,601)
                                                 --------   -------   -------
    INCOME (LOSS) BEFORE INCOME TAXES...........  (39,720)   (7,619)    1,588
  Income tax expense............................      323        78       895
                                                 --------   -------   -------
    NET INCOME (LOSS)........................... $(40,043)  $(7,697)  $   693
                                                 --------   -------   -------
                                                 --------   -------   -------

NET INCOME (LOSS) PER SHARE..................... $  (4.07)  $ (1.23)  $  0.16
                                                 --------   -------   -------
                                                 --------   -------   -------

WEIGHTED AVERAGE SHARES.........................    9,840     6,267     4,393
                                                 --------   -------   -------
                                                 --------   -------   -------






              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         PRONET INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             1996        1995        1994
                                                          ---------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss)...................................... $ (40,043)   $ (7,697)   $    693
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Depreciation and amortization........................    40,624      18,662       8,574
    Amortization of discount.............................        72          36          --
    Deferred tax provision...............................      (688)         --         293
    Recoverable FIT......................................       257          --          --
    Provision for losses on accounts receivable..........     1,712       1,034         570
    Changes in operating assets and liabilities:
      Increase in trade accounts receivable..............    (5,858)     (1,788)       (585)
      Increase in inventories............................    (1,829)       (542)       (282)
      Increase in other current assets...................    (2,546)       (190)       (342)
      Decrease in other assets...........................     4,088          --          --
      Increase in trade payables and
          other accrued expenses and liabilities.........     4,371       2,955       3,031
                                                          ---------    --------    --------
    Net cash provided by operating activities............       160      12,470      11,952

INVESTING ACTIVITIES:
  Purchase of equipment, net.............................   (14,534)     (9,773)     (2,811)
  Purchase of pagers, net of disposals...................   (28,251)     (6,998)     (4,901)
  Acquisitions, net of cash acquired.....................   (97,514)    (70,189)    (36,828)
  Computer system software, product
    enhancements and other intangible assets.............    (1,663)     (1,591)       (812)
  Other..................................................      (531)       (455)        (21)
                                                          ---------    --------    --------
    Net cash used in investing activities................  (142,493)    (89,006)    (45,373)

FINANCING ACTIVITIES:
  Senior subordinated debt offering-net..................        --      95,583          --
  Sale of common stock-net...............................    94,644          --      28,916
  Bank debt..............................................    97,300      39,900      35,100
  Payments on bank debt..................................   (48,000)    (49,400)    (29,000)
  Exercise of incentive stock options for common stock...        65       1,494         267
  Debt financing costs...................................    (9,422)     (1,469)     (1,449)
  Other..................................................      (122)        (84)       (277)
                                                          ---------    --------    --------
    Net cash provided by financing activities............   134,465      86,024      33,557
                                                          ---------    --------    --------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS.....................................    (7,868)      9,488         136
CASH AND CASH EQUIVALENTS :

    Beginning of year....................................    10,154         666         530
                                                          ---------    --------    --------
    End of year.......................................... $   2,286    $ 10,154    $    666
                                                          ---------    --------    --------
                                                          ---------    --------    --------


                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PRONET INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)

                                                  COMMON STOCK
                                                 PAR VALUE $0.01
                                                 ----------------                 RETAINED-    TREASURY STOCK
                                                 SHARES      PAR    ADDITIONAL    EARNINGS   -----------------
                                                 ISSUED     VALUE     CAPITAL     (DEFICIT)  SHARES     COST
                                                 ------     -----   ----------    ---------  ------   --------
BALANCE AT DECEMBER 31, 1993 . . . . . . . .      4,156     $ 42     $ 20,414     $  1,333     397    $(1,430)

  Net income . . . . . . . . . . . . . . . .                                           693

  Exercise of incentive stock options. . . .         47                   267

  Sale of common stock . . . . . . . . . . .      2,300       23       28,893
                                                 ------    -----     --------     --------     ---    -------

BALANCE AT DECEMBER 31, 1994 . . . . . . . .      6,503       65       49,574        2,026     397     (1,430)

  Net loss . . . . . . . . . . . . . . . . .                                        (7,697)

  Exercise of incentive stock options. . . .        258        3        1,491                    1        (30)

  Common stock issued for acquisitions . . .        216        2        5,443

  Common stock issued for
    Employee Stock Purchase Plan . . . . . .         10                   109
                                                 ------    -----     --------     --------     ---    -------

BALANCE AT DECEMBER 31, 1995 . . . . . . . .      6,987       70       56,617       (5,671)    398     (1,460)

  Net loss . . . . . . . . . . . . . . . . .                                       (40,043)

  Sale of common stock . . . . . . . . . . .      4,000       40       94,604

  Exercise of incentive stock options. . . .          7                    65

  Common stock issued for acquisitions . . .      1,854       19       29,125

  Common stock issued for
    Employee Stock Purchase Plan . . . . . .         23                   283
                                                 ------    -----     --------     --------     ---    -------

BALANCE AT DECEMBER 31, 1996 . . . . . . . .     12,871    $ 129     $180,694     $(45,714)    398    $(1,460)
                                                 ------    -----     --------     --------     ---    -------
                                                 ------    -----     --------     --------     ---    -------






                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PRONET INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE A - ACCOUNTING POLICIES

     PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     OTHER ASSETS: Other assets include goodwill, noncompetition agreements, debt financing costs, customer lists, patents, software purchased for internal use and other intangible assets, all of which are amortized using the straight-line method over five- to fifteen-year periods. Goodwill, currently being amortized on a straight-line basis over a fifteen-year period, is net of accumulated amortization of $15.6 million and $5.7 million at December 31, 1996 and 1995, respectively. The noncompetition agreements are amortized using the straight-line method over the terms of the agreements, generally five years. Debt financing costs consist of costs incurred in connection with the Company's senior subordinated notes and revolving line of credit and are being amortized over periods not to exceed the terms of the related agreements. Amortization of the FCC licenses is deferred while the related system is not operational. Management regularly reviews remaining goodwill and other assets with consideration toward recovery through future operating results (undiscounted) at the current rate of amortization.

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

     NET INCOME (LOSS) PER SHARE: Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents, if dilutive, for purposes of computing weighted average shares outstanding.

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

                        PRONET INC. AND SUBSIDIARIES

NOTE A - ACCOUNTING POLICIES - CONTINUED

     In order to achieve significant cost savings from volume purchases, the Company currently purchases most of its pagers from Motorola. The Company purchases its transmitters from two competing sources and its paging terminals from Glenayre, a manufacturer of mobile communications equipment. The paging system equipment in existing markets has significant capacity for future growth.

     All equipment used in the security systems business is assembled by the Company with some sub-assemblies manufactured to Company specifications by outside vendors. The materials required for TracPacs and other tracking equipment are readily available from several sources.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative financial instruments are only used to manage interest rate risks.

     The Company may from time to time enter into interest rate swap agreements which would be accounted for as a hedge of an obligation and, accordingly, the net swap settlement amount would be recorded as an adjustment to interest expense in the period incurred (see Note C - Long Term Debt). Gains and losses upon settlement of a swap agreement would be deferred and amortized over the remaining term of the agreement.

     RECLASSIFICATION OF FINANCIAL STATEMENTS: The 1994 and 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

NOTE B - BALANCE SHEET DETAIL

Other current assets consist of the following (in thousands):

                                                    DECEMBER 31,
                                                -------------------
                                                  1996       1995
                                                --------   --------
            Security transmitter TracPacs...    $  1,273   $  1,217
            Other ..........................       1,226        720
                                                --------   --------
                                                $  2,499   $  1,937
                                                --------   --------
                                                --------   --------

Goodwill and other assets consist of the following (in thousands):

                                                    DECEMBER 31,
                                                -------------------
                                                  1996       1995
                                                --------   --------
            Goodwill........................    $164,786   $108,153
            Noncompetition agreements.......       9,804      4,750
            Debt financing costs............      11,034      6,980
            FCC licenses....................      34,665        150
            Other...........................      10,165      6,367
                                                --------   --------
                                                 230,454    126,400
            Less accumulated amortization...      22,297      9,266
                                                --------   --------
                                                $208,157   $117,134
                                                --------   --------
                                                --------   --------

Other accrued expenses and liabilities consist of the following (in thousands):

                                                    DECEMBER 31,
                                                -------------------
                                                  1996       1995
                                                --------   --------
            Deferred revenue................    $  6,205   $  4,891
            Customer deposits...............       2,857      2,604
            Accrued interest................       1,285      1,002
            Other...........................       2,917      2,027
                                                --------   --------
                                                $ 13,264   $ 10,524
                                                --------   --------
                                                --------   --------

                         PRONET INC. AND SUBSIDIARIES

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                    DECEMBER 31,
                                                -------------------
                                                  1996       1995
                                                --------   --------
            Senior subordinated notes.......    $ 99,319   $ 99,319
            Revolving line of credit........      49,300         --
                                                --------   --------
                                                 148,691     99,319
            Less current maturities.........          --         --
                                                --------   --------
                                                $148,691   $ 99,319
                                                --------   --------
                                                --------   --------

     In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% senior subordinated notes due 2005. Proceeds to the Company from the sale of the 1995 Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the 1995 Credit Facility. The Company used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes. The fair value of the 1995 Notes at December 31, 1996 was $93.5 million based on a quoted market price.

     The 1995 Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The Indenture provides that the Company may not incur any debt that is subordinate in right of payment to the senior debt and senior in right of payment to the 1995 Notes. The Indenture also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets and engage in certain other transactions. Interest on the 1995 Notes is payable in cash semi-annually each June 15 and December 15, commencing December 15, 1995. The 1995 Notes are not redeemable at the Company's option prior to June 15, 2000.

     The Company filed the 1995 S-4 on July 7, 1995 to register the 1995 Notes with the SEC under the Securities Act. On October 6, 1995, the SEC declared the 1995 S-4 effective.

     In June 1995, the Company entered into an agreement with The First National Bank of Chicago, as Agent, making available a $125 million revolving line of credit for working capital purposes and for acquisitions approved by the Lender. Under the terms of the 1995 Credit Facility, the revolving line of credit would have converted in February 1997 to a five and one-half year term loan maturing in July 2002. Borrowings were secured by all assets of the Company and its subsidiaries. The 1995 Credit Facility required maintenance of certain specified financial and operating covenants and prohibited the payment of dividends or other distributions on the Company's Common Stock. The 1995 Credit Facility also permitted the issuance of senior subordinated notes and stated that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the common stock offering which occurred in 1994), the Lender could request that some portion of the proceeds be used to pay down outstanding borrowings under the 1995 Credit Facility.

     In June 1996, the Company repaid the $48 million outstanding under the 1995 Credit Facility with proceeds from the Offering.

     Also in June 1996, the Company entered into a new agreement with the Lender for $300 million senior secured credit facilities, to be used to finance non-hostile acquisitions of paging businesses, capital expenditures and general corporate purposes. The Former Credit Facilities were amended in September 1996 reducing the amount of credit available from $300 million under the Former Credit Facilities to $150 million under the Credit Facilities. The $150 million under the Credit Facilities consist of a $25 million revolving line of credit maturing December 31, 2003. The borrowings bear interest, at the Company's designation, at either (i) the ABR plus a margin of up to

                        PRONET INC. AND SUBSIDIARIES

1.5%, or (ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. A commitment fee of either .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly. Borrowings are secured by all assets of the Company and its subsidiaries. The Credit Facilities require maintenance of certain specified financial and operating covenants and prohibit the payment of dividends on the Common Stock. The Credit Facilities also state that in the event of an issuance of subordinated indebtedness of the Company or an equity issuance (other than the Offering), the Lender can require that some portion of the proceeds be used to make payments on outstanding borrowings under the Credit Facilities.

     At December 31, 1996, the Company had approximately $9.9 million of available funds under the Credit Facilities, based on financial and operating covenants.

     Effective August 13, 1996, the Lender began requiring interest exchange or insurance agreements or other financial accommodations with one or more financial institutions providing for an agreed upon fixed rate of interest on at least 50% of the total indebtedness. At December 31, 1996, approximately 67% of the total indebtedness was at a fixed rate of interest.

     The weighted average interest rate on the outstanding 1995 Notes and line of credit during 1996 and 1995 was 11.5% and 12.9%, respectively. Total interest paid was $ 15.0 million, $7.8 million and $1.7 million for 1996, 1995 and 1994, respectively.

NOTE D - DEFERRED CREDITS

  Deferred credits consist of the following (in thousands):

                                                    DECEMBER 31,
                                                 ----------------
                                                  1996      1995
                                                 ------   -------
            Deferred payments...............     $5,660   $18,495
            Deferred tax liability..........         --       688
                                                 ------   -------
                                                 $5,660   $19,183
                                                 ------   -------
                                                 ------   -------

     At December 31, 1996, the Company had deferred payments outstanding related to the Page One and SigNet Raleigh acquisitions of $4.86 million and $800,000, respectively, which are due and payable one year from the closing of the respective transactions. In January 1997, the Company paid $4.9 million in cash and issued 46,232 shares of its Common Stock in payment of $5.7 million of the Page One and SigNet Raleigh deferred payments, respectively. The balances are payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment.

     In 1995, the Company issued 44,166 shares of its Common Stock to ChiComm in payment of the $950,000 deferred portion of the purchase price of ChiComm and deferred $18.5 million in payments related to various acquisitions. In 1996, the Company paid $1.0 million in cash and issued 769,664 shares of its Common Stock in payment of $18.5 million of various deferred payments and deferred $5.7 million in payments related to various acquisitions.

     In July 1995, the Company filed a Form S-3 Registration Statement (the "1995 S-3") to register the resale of 2,000,000 shares of the Common Stock issued in payment of the purchase prices or deferred payments related to the purchase prices for the Company's acquisitions.

                         PRONET INC. AND SUBSIDIARIES

     In October 1996, the Company filed a Form S-3 Registration Statement (the "1996 S-3") to register the resale of 1,500,000 shares of its Common Stock in payment of the purchase prices or deferred payments related to the purchase prices for the Company's acquisitions.

NOTE  E - INCOME TAXES

     At December 31, 1996, net operating loss carry forwards of $45.7 million were available to reduce income taxes and expire in years 2005 through 2011.

     The valuation allowance increased during 1996 in recognition of the Company's 1996 operating losses and management's belief that the realization of the deferred tax asset in the near term is remote.

Significant components of deferred tax liabilities and assets are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                 1996      1995
                                                                              ---------  --------
     Deferred tax liabilities:  Tax over book depreciation .................. $ (3,197)  $ (2,343)
                                Other - net..................................   (1,002)      (575)
                                                                              ---------  --------
                                     Total deferred tax liabilities..........   (4,199)    (2,918)
     Deferred tax assets:       Net operating loss carry forwards............   15,540      3,727
                                Alternative minimum tax credit...............      652        225
                                Investment tax credit........................       69        147
                                Other - net..................................    1,442      2,236
                                                                              ---------  --------
                                     Total deferred tax assets...............   17,703      6,335
                                Valuation allowance for deferred tax assets..  (13,504)    (4,105)
                                                                              ---------  --------
                                Net of valuation allowance...................    4,199      2,230
                                                                              ---------  --------
     Net deferred tax liabilities............................................ $      0   $   (688)
                                                                              ---------  --------
                                                                              ---------  --------

Significant components of the provision for income taxes are as follows (in thousands):

                                                        1996      1995    1994
                                                      -------   ------   ------
     Federal current tax expense..................... $    --   $   --   $  506
     Current benefits from investment tax credits....      --       --       --
     Federal deferred tax expense (benefit)..........    (688)      --      293
     State income taxes..............................   1,011       78       96
                                                      -------   ------   ------
                                                      $   323   $   78   $  895
                                                      -------   ------   ------
                                                      -------   ------   ------

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows (in thousands):

                                                           1996       1995       1994
                                                        ---------   --------    ------
     Tax expense (benefit) at U.S. statutory rates.... $ (13,505)  $ (2,590)   $  540
     Non-deductible goodwill amortization..............     1,036        633       298
     Net operating losses with no benefit(1)...........    12,469      1,138        --
     Change in valuation allowance.....................      (688)     1,323       (19)
     State income taxes, net of Federal benefit........     1,011         51        63
     Other.............................................        --       (477)       13
                                                        ---------   --------    ------
                                                        $     323   $     78    $  895
                                                        ---------   --------    ------
                                                        ---------   --------    ------

(1)  Excludes benefit from stock options exercised.

                         PRONET INC. AND SUBSIDIARIES

     Federal income tax paid amounted to $0, $132,000 and $755,000 in 1996, 1995 and 1994, respectively. Payments made in 1995 were refunded to the Company in the first quarter of 1996. In 1996, 1995 and 1994, $65,000, $156,000 and
$112,000 in state income taxes were paid, respectively.

NOTE  F - STOCKHOLDERS' EQUITY

     Twenty million shares of common stock, $.01 par value, and five million shares of preferred stock, $1.00 par value, were authorized to be issued at December 31, 1996 and 1995. As of December 31, 1996, no shares of preferred stock had been issued.

     In July 1995, the Company filed the 1995 S-3 to register the resale of 2,000,000 shares of its Common Stock issued in payment of various purchase prices and deferred payments related to acquisitions. In August 1995, the Company issued 44,166 shares of Common Stock in payment of the $950,000 deferred payment to ChiComm. In December 1995, the Company issued 172,282 shares of Common Stock in payment for $4.5 million of the purchase price of Apple. In 1996, the Company issued 181,524 shares of Common Stock in payment for $4.9 million of the purchase price of various acquisitions, 769,664 shares of Common Stock in payment of $17.4 million of deferred payments of various acquisitions and 5,000 shares of Common Stock in payment of consulting services relating to an acquisition.

     In June 1996, the Company issued four million shares of its Common Stock at a price of $25 per share in an underwriters public offering. If this offering had occurred as of the beginning of 1996, net loss per share would have been $3.48 for the year ended December 31, 1996.

     In October 1996, the Company filed the 1996 S-3 to register the resale of 1,500,000 shares of its Common Stock issued in payment of the purchase prices or deferred payments related to the purchase prices for the Company's acquisitions. In October 1996, the Company issued 897,771 shares of Common Stock in payment for $6.8 million of the purchase price of CalPage.

     Total shares of common stock reserved for future issuance under stock option plans, the 1995 S-3 and the 1996 S-3 were 3,338,661 and 3,722,615 at December 31, 1996 and 1995, respectively.

NOTE G - STOCK OPTION PLANS

THE 1987 STOCK OPTION PLAN

     Under the 1987 Stock Option Plan, as amended ("1987 Plan"), the Board of Directors may grant incentive and non-incentive stock options to key employees for the purchase of up to 1.2 million shares of Common Stock at the fair market value of a share of Common Stock on the date the option is granted, and the term of each option will not exceed ten years. Due to a reduction in the trading price of the Common Stock, in December 1996 all outstanding options with an exercise price greater than $6.00 were re-priced at $6.00 to provide further incentive to the Company's employees.

     At December 31, 1996, incentive stock options for 40,325 shares which vest over a three-year period, 5,000 shares which vest over a four-year period and 764,100 shares which vest over a five-year period were outstanding. These outstanding options had a weighted average remaining contractual life of 6.2 years and weighted average exercise price of $5.80. There were 811,657 and 818,777 shares of Common Stock reserved for future issuance and exercise of outstanding options under the 1987 Plan at December 31, 1996 and 1995, respectively. Of the outstanding options, 448,925 and 334,045 shares were exercisable at December 31, 1996 and 1995, respectively.

                         PRONET INC. AND SUBSIDIARIES

Stock option activity was as follows:               NUMBER OF   OPTION PRICE
                                                     SHARES       PER SHARE
                                                  -----------  ----------------
     Options outstanding at December 31, 1993....   696,130    $ 2.75 -- $ 7.63
          Options granted........................   395,000     11.00 --  14.75
          Options exercised......................   (39,570)     2.75 --   7.63
          Options canceled.......................   (37,250)     5.38 --   7.63
                                                  ---------

     Options outstanding at December 31, 1994.... 1,014,310      2.75 --  14.75
          Options granted........................    39,500     14.25 --  20.25
          Options exercised......................  (258,065)     2.75 --  11.13
          Options canceled.......................   (17,900)     5.38 --  11.00
                                                  ---------

     Options outstanding at December 31, 1995....   777,845      2.75 --  20.25
          Options granted........................    53,000         20.875
          Options exercised......................    (7,120)     5.38 --  14.75
          Options canceled.......................   (14,300)     7.63 --  18.50
                                                  ---------
     Options outstanding at December 31, 1996....   809,425      2.75 --   6.00
                                                  ---------
                                                  ---------

THE NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      The Non-Employee Director Stock Option Plan, approved in July 1991, authorized 37,500 shares of Common Stock for issuance under the plan and provides for a one-time grant of options for the purchase of 7,500 shares of Common Stock to non-employee directors of the Company.

     The per share exercise price for shares subject to each option is the fair market value of the Common Stock at the date of grant. The option shall be exercisable in full after the completion of six months of continuous service on the Board of Directors after the date of grant, and the term of each option is ten years. At December 31, 1996, there were options outstanding and exercisable for 15,000 shares at an option price per share of $6.00. At December 31, 1996, these outstanding options had a weighted average remaining contractual life of
5.0 years. At December 31, 1995, there were options outstanding and exercisable for 15,000 shares at an option price per share of $7.63 and 7,500 shares at an option price per share of $6.88.

     In May 1991, under a separate agreement, a one-time grant of options for the purchase of 7,500 shares of Common Stock was made to a non-employee director. The options became fully exercisable at the date of grant and were outstanding at December 31, 1996 and 1995, with per share prices of $6.00 and $7.63, respectively. At December 31, 1996, these outstanding options had a weighted average remaining contractual life of 4.5 years.

     Due to a reduction in the trading price of the Common Stock, in December 1996 all outstanding options with an exercise price greater than $6.00 were re-priced at $6.00 to provide further incentive to the Company's non-employee directors.

1994 EMPLOYEE STOCK PURCHASE PLAN

     In May 1994, the Company's Board of Directors and stockholders approved an Employee Stock Purchase Plan ("Stock Purchase Plan") that became effective July 1, 1994. A total of 100,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. Employees who work at least 20 hours per week and more than five months in a calendar year are eligible to participate in the Stock Purchase Plan and may contribute up to 15% of

                         PRONET INC. AND SUBSIDIARIES
their base pay. At the end of each six-month offering period, participants may purchase the Company's common stock at a 15% discount of the fair market value of the stock on the first or last day of the offering period, whichever is lower.

     In 1995, 4,244 and 5,470 shares were purchased with payroll deductions withheld during the six month offering periods ending December 31, 1994 and June 30, 1995, respectively. In 1996, 6,571 and 16,304 shares were purchased with payroll deductions withheld during the six month offering periods ending December 31, 1995 and June 30, 1996, respectively. On January 3, 1997, 47,834 shares were purchased with payroll deductions withheld during the six month offering period ending December 31, 1996.

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

     Due to a reduction in the trading price of the Common Stock in December 1996, all outstanding options with an exercise price greater than $6.00 were re-priced at $6.00 to provide further incentive to the Company's employees.

     At December 31, 1996, incentive stock options for 177,000 shares which vest over a one year period, 45,000 shares which vest over a three year period and 396,000 shares which vest over a five year period were outstanding. These outstanding options had a weighted average remaining contractual life of 9.5 years and a weighted average exercise price of $6.00. There were 1,000,000 shares of Common Stock reserved for future issuance and exercise of outstanding options under the 1995 Plan at both December 31, 1996 and 1995. Of the outstanding options, 2,499 shares were exercisable at December 31, 1996. None of the outstanding options were exercisable at December 31, 1995.

Stock option activity was as follows:               NUMBER OF   OPTION PRICE
                                                     SHARES       PER SHARE
                                                  -----------  ----------------

     Options outstanding at December 31, 1994....        --           --
          Options granted........................    10,000         $18.25
          Options exercised......................        --           --
          Options canceled.......................        --           --
                                                   --------

     Options outstanding at December 31, 1995....    10,000          18.25
          Options granted........................   649,500      5.63 --  27.50
          Options exercised......................        --           --
          Options canceled.......................   (41,500)     7.56 --  23.38
                                                   --------

     Options outstanding at December 31, 1996       618,000      5.63 --   6.00
                                                   --------
                                                   --------

                        PRONET INC. AND SUBSIDIARIES

FAIR VALUE OF OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options, because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.1% and 7.2%; no dividend yield; a volatility factor of the expected market price of the Company's Common Stock of 0.6; and a weighted-average expected life of the option of 5.5 years. The weighted average grant-date fair value and exercise price of options granted during 1996 was $2.61 and $5.63, respectively, for options whose exercise price equals the market price of the Company's Common Stock on the date of grant, and $1.98 and $6.00, respectively, for options whose exercise price exceeds the market price of the Company's Common Stock on the date of grant. The weighted average grant-date fair value and exercise price of options granted during 1995 was $9.21 and $15.83, respectively, with all option exercise prices equaling the fair value of the Company's Common Stock on the date of grant.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of the traded Common Stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employees stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows (in thousands except for per share information):

                                         DECEMBER 31,
                                    -----------------------
                                      1996          1995
                                    ---------      --------
          Net loss                  $(40,417)      $(7,761)
          Net loss per share           (4.11)        (1.24)

These pro forma disclosures are not likely to be representative of the effects on reported net income(loss) for future years, as these calculations only include options granted in 1995 and thereafter as required by FAS 123. The effect of the stock option repricing in December 1996 is not shown due to its immateriality.

NOTE H  - EMPLOYEE SAVINGS PLAN

     The Company sponsors an employee savings plan that covers all employees who have worked for the Company for more than one year. Employee contributions range from 2% to 10%, up to the limits defined by Section 401(k) of the Internal Revenue Code. In 1996, 1995 and 1994, the Company contributed $130,000, $71,000 and $43,000, respectively, to the plan which represents 25%, 20% and 15% of all employee contributions.

                        PRONET INC. AND SUBSIDIARIES

NOTE I - SEGMENT INFORMATION

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

TOTAL REVENUES: Total revenues consist of the following (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                            1996       1995       1994
                                          --------    -------    -------
  Service revenues:
    Pager lease and access fees.........  $ 81,368    $50,805    $28,015
    Security systems' equipment fees....     5,871      5,303      5,064
                                          --------    -------    -------
                                            87,239     56,108     33,079
  Product sales:
    Pager and paging equipment..........    15,776      9,899      6,506
    Other security systems' income......        41        137        133
                                          --------    -------    -------
                                            15,817     10,036      6,639
                                          --------    -------    -------
    Total revenues......................  $103,056    $66,144    $39,718
                                          --------    -------    -------
                                          --------    -------    -------

     Operating income is revenue less expenses exclusive of general corporate expenses, corporate related depreciation and amortization and other income (expense). Identifiable assets are those assets used in the operations of each business segment. Corporate assets consist primarily of short-term cash investments, software, debt financing costs and corporate office equipment. During 1994, the Company restructured its technical, sales and operational functions into its decentralized SuperCenter strategy. Certain costs that were previously classified as general corporate expenses in 1994 were classified as paging systems' or security systems' expenses in 1995. Thus, operating income before general corporate expenses for paging systems' and security systems' operations decreased in 1995 from 1994 as costs were allocated from general corporate expenses. Segment data at and for the years ended December 31, 1996, 1995 and 1994 follows (in thousands).

                                     PAGING      SECURITY    ADJUSTMENTS
                                     SYSTEMS'    SYSTEMS'        AND
                                   OPERATIONS   OPERATIONS   ELIMINATIONS   CONSOLIDATED
                                   ----------   ----------   ------------   ------------
1996
  Total revenues..................  $ 97,144      $ 5,912       $   --         $103,056
  Cost of products sold...........   (13,238)          (6)                      (13,244)
                                    --------      -------       ------         --------
                                    $ 83,906      $ 5,906       $   --         $ 89,812
  Operating income (loss) before
   general corporate expenses.....  $(18,253)     $ 2,809       $   --         $(15,444)
  General corporate expenses......                                               (9,191)
  Interest and other income.......                                                  285
  Interest expense................                                              (15,370)
                                                                               --------
  Income before income taxes......                                             $(39,720)
                                                                               --------
                                                                               --------

  Identifiable assets at December
   31, 1996.......................  $278,983      $12,307       $   --         $291,290
  Corporate assets................                                               20,426
                                                                               --------
  Total assets at December 31,
   1996...........................                                             $311,716
                                                                               --------
                                                                               --------

  Capital expenditures............  $ 13,602      $   932       $   --         $ 14,534
  Depreciation and amortization...    36,896        1,450        2,278           40,624

                        PRONET INC. AND SUBSIDIARIES

NOTE I - SEGMENT INFORMATION - CONTINUED

                                     PAGING      SECURITY    ADJUSTMENTS
                                     SYSTEMS'    SYSTEMS'        AND
                                   OPERATIONS   OPERATIONS   ELIMINATIONS   CONSOLIDATED
                                   ----------   ----------   ------------   ------------
1995
  Total revenues..................  $ 60,704      $ 5,440       $   --         $ 66,144
  Cost of products sold...........    (9,357)         (64)          --           (9,421)
                                    --------      -------       ------         --------
                                    $ 51,347      $ 5,376       $   --         $ 56,723
  Operating income before general
   corporate expenses.............  $  4,384      $ 2,295       $   --         $  6,679
  General corporate expenses......                                               (6,949)
  Interest and other income.......                                                1,291
  Interest expense................                                               (8,640)
                                                                               --------
  Loss before income taxes........                                             $ (7,619)
                                                                               --------
                                                                               --------

  Identifiable assets at December
   31, 1995.......................  $153,825      $10,678       $   --         $164,503
  Corporate assets................                                               22,466
                                                                               --------
  Total assets at December 31,
   1995...........................                                             $186,969
                                                                               --------
                                                                               --------

  Capital expenditures............  $  8,425      $ 1,348       $   --         $  9,773
  Depreciation and amortization...    16,159        1,454        1,049           18,662

1994
  Total revenues .................  $ 34,521      $ 5,197       $   --         $ 39,718
  Cost of products sold...........    (6,605)         (39)          --           (6,644)
                                    --------      -------       ------         --------
                                    $ 27,916      $ 5,158       $   --         $ 33,074
  Operating income before general
   corporate expenses.............  $  7,021      $ 2,512       $   --         $  9,533
  General corporate expenses......                                               (6,344)
  Interest and other income.......                                                  173
  Interest expense................                                               (1,774)
                                                                               --------
  Income before income taxes......                                             $  1,588
                                                                               --------
                                                                               --------

  Identifiable assets at December
   31, 1994.......................  $ 59,878      $ 9,721       $   --         $ 69,599
  Corporate assets................                                                3,674
                                                                               --------
  Total assets at December 31,
   1994...........................                                             $ 73,273
                                                                               --------
                                                                               --------

  Capital expenditures............  $  2,082      $   729       $   --         $  2,811
  Depreciation and amortization...     6,393        1,226          955            8,574

NOTE J - COMMITMENTS

     The Company leases office space and transmitter sites under operating leases expiring through 2003. Rent expense was $8,822,000, $4,514,000 and $2,422,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

            1997.......................... $ 6,429
            1998..........................   4,500
            1999..........................   3,273
            2000..........................   2,358
            2001..........................     926
                                           -------
                                           $17,486
                                           -------
                                           -------

                       PRONET INC. AND SUBSIDIARIES

NOTE K - QUARTERLY DATA (UNAUDITED)

     The following summarizes the quarterly operating results of the Company for the years ended December 31, 1996 and 1995 (in thousands except per share amounts).

                                                        THREE MONTHS ENDED
                                        -------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
1996
   Total revenues.....................  $24,162    $ 24,815     $  25,477       $ 28,602
   Operating loss.....................   (2,492)    (10,246)       (3,714)        (8,183)
   Loss before income taxes...........   (6,124)    (14,047)       (7,364)       (12,185)
   Net loss...........................   (6,124)    (14,147)       (7,488)       (12,284)
   Net loss per share.................     (.89)      (1.76)         (.65)          (.98)

1995
   Total revenues.....................  $12,684    $ 15,877     $  17,759       $ 19,824
   Operating income (loss)............      769         630           573         (2,242)
   Income (loss) before income taxes..      424        (796)       (1,914)        (5,333)
   Net income (loss)..................       66        (400)       (2,030)        (5,333)
   Net income (loss) per share........      .01        (.06)         (.32)          (.86)

NOTE L - ACQUISITIONS

The Completed Acquisitions, which were all accounted for as purchases, consisted of the following:

                                                                PAGERS IN
ACQUISITION             LOCATION(S)         DATE CLOSED        SERVICE (1)   PURCHASE PRICE
-----------             -----------         -----------        -----------   --------------
Contact              New York City        March 1994              91,000     $ 19.0 million
Radio Call           New York City        August 1994             57,000        7.8 million
ChiComm              Chicago              August 1994             30,000        9.8 million
High Tech            Chicago and Texas    December 1994            2,000        0.9 million
Signet Charlotte     Charlotte            March 1995              30,000        9.0 million
Carrier              New York City        April 1995              31,200        6.5 million
Metropolitan         Houston              May 1995               150,000       21.0 million
All City             Milwaukee            May 1995                20,000        6.3 million
Americom             Houston              July 1995               80,000       17.5 million
Lewis                Georgia              September 1995          15,000        5.6 million
Gold Coast           Florida              September 1995           6,000        2.3 million
Paging & Cellular    Houston              October 1995                 0(2)     9.5 million
Apple                Chicago              December 1995           41,500       13.0 million
Sun                  Florida              January 1996            12,000        2.3 million
SigNet Raleigh       Raleigh              January 1996            13,000        8.7 million
Page One             Georgia              January 1996            30,000       19.7 million
AGR                  Florida              February 1996           50,000        6.5 million
Total                Florida              February 1996           13,000        2.2 million
Williams             Florida              February 1996            6,500        2.7 million
Georgialina          Georgia              October 1996            27,000       11.4 million
CalPage              California           October 1996            45,000       17.2 million
                                                                 -------     --------------
Total Completed Acquisitions                                     750,200     $198.9 million
                                                                 -------     --------------
                                                                 -------     --------------

(1)  At the date the acquisition closed.
(2) Paging & Cellular was the Company's largest reseller serving more than 40,000 subscribers in Texas.

                       PRONET INC. AND SUBSIDIARIES

NOTE L - ACQUISITIONS - CONTINUED

     In 1996, the Company signed a definitive agreement involving the merger of the Company and Teletouch. The Company also signed a letter of intent to purchase substantially all of the assets of Ventures in Paging, L.C. ("VIP"). In the third quarter of 1996, the Company along with Teletouch announced the decision to terminate the Teletouch merger. Under the terms of the $120 million 10 7/8% senior subordinated notes due 2006 (the "1996 Notes"), the proceeds from the sale of the 1996 Notes were held in escrow upon completion of the offering in June 1996. The proceeds of such offering could only be used in connection with the Teletouch merger, and accordingly, were not recorded on the Company's financial statements pending the finalization of the merger. As a result of the termination of the merger agreement with Teletouch, the escrow funds were used to redeem the notes at 101% of the principal amount of the 1996 Notes at maturity, plus accrued interest to the date of redemption. Nonrecurring charges of approximately $8.8 million incurred by the Company in connection with the proposed Teletouch merger were recorded during the year ended December 31, 1996. These charges consist primarily of underwriting, advisory, legal and accounting fees and merger financing costs. The Company also elected not to pursue the acquisition of the assets of VIP.

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

     The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future (in thousands except for per share information):

                                            DECEMBER 31,
                                       ---------------------
                                         1996         1995
                                       --------     --------
            Total revenues             $112,529     $111,086
            Net loss                    (42,246)     (17,854)
            Net loss per share            (3.47)       (1.55)

     In 1996, the Company signed a definitive agreement to purchase all of the outstanding capital stock of Modern. As further discussed in Note N - Subsequent Events, this acquisition was completed in March 1997 and was accounted for as a purchase for an approximate cost of $9.2 million. Such acquisition is not included in the pro forma results as shown above.

NOTE M - LITIGATION

     The Company, its directors, and certain of its officers have been sued in eight separate actions brought in the United States District Court for the Northern District of Texas and the District Courts of Dallas County, Texas. The actions pending in federal court are captioned: WERNER V. PRONET INC., AT AL., No. 3-96CV1795-P; MOLINA V. PRONET INC., ET AL., No. 3-96CV1972-R; SMITH, ET AL. V. LEHMAN BROTHERS, ET AL., No. 3-96CV2116-H; L.L. CAPITAL PARTNERS L.P. V. PRONET INC., ET AL., No. 3-96-CV-02197-D. The actions pending in state court are captioned: DENNIS V. PRONET INC., ET AL., No. 96-06509; GREENFIELD V. PRONET INC., ET AL., No. 96-06782-B; and DRUCKER V. PRONET INC., ET AL., No. 96-06786-L.

     Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged

                       PRONET INC. AND SUBSIDIARIES

NOTE M - LITIGATION - CONTINUED

class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The state cases have been consolidated into a single action, which alleges violation of the Securities Act of 1933 in connection with the Company's Offering. The federal actions have been consolidated into two separate actions, depending upon the nature of the claim raised. The court had previously appointed a lead plaintiff in both actions, as that term is used in the Private Securities Litigation Reform Act of 1995. That plaintiff has recently moved to be relieved of that position, and the Company expects the court to appoint a new lead plaintiff. In the meantime, the Company anticipates that its responsibility to answer, plead or otherwise move against the pending federal complaints will be deferred until a new lead plaintiff is appointed by the court.

     The Company will vigorously defend the actions. The Company anticipates that the plaintiffs will claim substantial damages. Because these cases are in the early stages of discovery, the Company cannot predict the amount of damages, if any. The final outcome of the issues that are the subject of these actions could have a material adverse effect on the Company's results of operations in 1997 and in the future.

NOTE N - SUBSEQUENT EVENTS

     In January 1997, the Company paid $4.9 million in cash and issued 46,232 shares of its Common Stock in payment of $5.7 million of various deferred payments.

     On March 4, 1997, the Company announced the completion of the acquisition of Modern, which added more than 18,000 subscribers. The acquisition was completed for approximately $9.2 million, comprised of approximately $8.9 million in cash and 50,000 shares of the Company's Common Stock paid at closing. This acquisition was accounted for as a purchase, and the cash portion was funded by borrowings under the Company's Credit Facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements filed as part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules following Part IV of this Report.

(a) (2) The financial statement schedules filed as a part of this Report are listed in the Index to Financial Statements and Financial Statement Schedules following Part IV of this Report.

(a) (3) The following documents are filed or incorporated by reference as exhibits to this Report:

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

10.32 - Termination Agreement and Release by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1996 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, and incorporated herein by reference).

10.33 - Second Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).

10.34 - Amendment No. 1 to Credit Agreement dated as of September 30, 1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).

21   -    Subsidiaries of the Company .*

23   -    Consent of Ernst & Young LLP, Independent Auditors. *

(b)  -    Reports on Form 8-K: On October 10, 1996, the Company filed a Current
          Report on Form 8-K relating to pro forma financial information for the 1996 S-3. On October 24, 1996, the Company filed a Current Report on Form 8-K relating to the acquisitions of CalPage and Georgialina. On November 15, 1996, the Company filed Amendment No. 1 to its Current Report on Form 8-K filed on May 6, 1996, relating to the historical financials of certain pending and completed acquisitions.

-------------------
* Filed herewith

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRONET INC.

Date: March 28, 1997                  By: /s/ Jan E. Gaulding
                                         ----------------------------------
                                              Jan E. Gaulding,
                                          Senior Vice President, Treasurer,
                                          and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                     Title                             Date
       ---------                                     -----                             ----

  /s/ Jackie R. Kimzey                Chairman, Chief Executive Officer
-------------------------------         (principal executive officer)
   Jackie R. Kimzey                              and Director                     March 28, 1997


 /s/ David J. Vucina                     President, Chief Operating
-------------------------------              Officer and Director                 March 28, 1997
   David J. Vucina


 /s/ Jan E. Gaulding                        Senior Vice President,
-------------------------------                  Treasurer and
   Jan E. Gaulding                          Chief Financial Officer
                                           (principal financial and
                                               accounting officer)                March 28, 1997

 /s/ Thomas V. Bruns
-------------------------------                     Director                      March 28, 1997
   Thomas V. Bruns


 /s/ Harvey B. Cash
-------------------------------                     Director                      March 28, 1997
   Harvey B. Cash


 /s/ Edward E. Jungerman
-------------------------------                     Director                      March 28, 1997
   Edward E. Jungerman


                                      PRONET INC. AND SUBSIDIARIES

                            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           COL. A                       COL. B               COL. C                COL. D         COL. E
           ------                       ------      ------------------------       ------         ------
                                                            ADDITIONS
                                                    ------------------------
                                                                  CHARGED TO
                                      BALANCE AT    CHARGED TO      OTHER                        BALANCE
                                      BEGINNING     COSTS AND     ACCOUNTS-      DEDUCTIONS      AT END
         DESCRIPTION                  OF PERIOD      EXPENSES     DESCRIBE(2)    DESCRIBE (1)   OF PERIOD
         -----------                  ----------    ----------    -----------    ------------   ---------
YEAR ENDED DECEMBER 31, 1994

Deducted from asset accounts:
 Allowance for doubtful
  accounts.......................... $  135,000    $  570,000      $122,000      $  295,000     $  532,000
                                     ----------    ----------      --------      ----------     ----------
                                     ----------    ----------      --------      ----------     ----------
YEAR ENDED DECEMBER 31, 1995

Deducted from asset accounts:
 Allowance for doubtful
  accounts.......................... $  532,000    $1,034,000      $388,000      $  936,000     $1,018,000
                                     ----------    ----------      --------      ----------     ----------
                                     ----------    ----------      --------      ----------     ----------
YEAR ENDED DECEMBER 31, 1996

Deducted from asset accounts:
 Allowance for doubtful
  accounts.......................... $1,018,000    $1,712,000      $460,000      $2,251,000     $  939,000
                                     ----------    ----------      --------      ----------     ----------
                                     ----------    ----------      --------      ----------     ----------

(1)  Uncollectible accounts written off, net of recoveries.
(2) Amounts represent beginning balances related to acquired companies as of the acquisition dates.

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statements of the Company and its subsidiaries are included in this Report pursuant to Item 8 of this Report:

                                                                       PAGE
                                                                       ----
     Report of Ernst & Young LLP, Independent Auditors................  26

     Consolidated Balance Sheets-December 31, 1996 and 1995...........  27

     Consolidated Statements of Operations For the Years Ended
       December 31, 1996, 1995 and 1994...............................  28

     Consolidated Statements of Cash Flows For the Years Ended
       December 31, 1996, 1995 and 1994...............................  29

     Consolidated Statements of Stockholders' Equity For the
      Years Ended December 31, 1996, 1995 and 1994....................  30

     Notes to Consolidated Financial Statements For the Years
      Ended December 31, 1996, 1995 and 1994..........................  31



     The following financial statement schedule of the Company and its subsidiaries is included in this Report pursuant to Item 14 of this Report:

                                                                       PAGE
                                                                       ----
     Schedule II    - Valuation and Qualifying Accounts...............  S-1


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                    INDEX TO EXHIBITS


EXHIBIT     DESCRIPTION
-------     -----------

 3.1     -  Restated Certificate of Incorporation dated July 31, 1987 (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).

 3.2     -  Certificate of Designation of Series A Junior Participating
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
            ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1996 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, and incorporated herein by reference).

 10.33   -  Second Amended and Restated Credit Agreement dated as of June 14,
            1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto.

 10.34   -  Amendment No. 1 to Credit Agreement dated as of September 30,
            1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).

 21      -  Subsidiaries of the Company .*

 23      -  Consent of Ernst & Young LLP, Independent Auditors. *

_____________

* Filed herewith.