Form 10-K/A
period 1996-12-31
PRONET INC /DE/
filed 1997-05-01
CIK 815553

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  _________________

                                  FORM 10-K/A NO. 1
            (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the fiscal year ended December 31, 1996
                                      OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

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
                               (Title of Class)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                   -----    -----

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

     The following Items 10, 11, 12 and 13 of Part III from the ProNet Inc. (the "Company") 1996 Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 28, 1997, are hereby amended and restated in their entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The current directors and executive officers of the Company are as follows:

NAME                 AGE   POSITION
----                 ---   --------
Jackie R. Kimzey      44   Chief Executive Officer and Chairman of the
                            Board of Directors
David J. Vucina       43   President, Chief Operating Officer and Director
Thomas V. Bruns       64   Director
Harvey B. Cash        58   Director
Edward E. Jungerman   54   Director
Jan E. Gaulding       42   Senior Vice President, Treasurer and Chief
                           Financial Officer
Joseph Y. Lacik Jr.   42   Vice President and Chief Information Officer
Timothy J. Moore      40   Vice President - New Business Development
Jeffery A. Owens      43   Senior Vice President and Chief Technology Officer
Mark A. Solls         40   Vice President, Secretary and General Counsel


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

    Thomas V. Bruns has been a director of the Company since May 1991. Mr. Bruns has been Chairman of the Board of Zaun Equipment Company, a power equipment distributor company, since 1986.

    Harvey B. Cash has been a director of the Company since 1982. Mr. Cash was Chairman of the Board of the Company from 1982 until March 1990. Mr. Cash is currently general partner of InterWest Partners, a venture capital fund. Mr. Cash is Chairman of the Board of Cyrix Corporation, a publicly held microprocessor company, and currently also serves on the Boards of Directors of the following public companies: i2 Technologies, Inc., a provider of supply chain management software; Aurora Electronics, Inc., a distributor of recycled integrated circuit boards and computer components; Benchmarq Microelectronics, Inc., a developer of chips and chipsets for portable electronic devices; Ciena Corporation, a provider of systems for long distrance fiber optic telecommunications networks; AMX Corporation, a manufacturer of remote control systems; and Heritage Media Corporation, an owner and operator of radio and television stations.

    Edward E. Jungerman has been a director of the Company since May 1992. Mr. Jungerman has been President of Impulse Telecommunications Corporation ("Impulse"), a strategic telecommunications consulting firm, since 1986. He has over 25 years experience in the telecommunications field, including senior executive positions at Northern Telecom, Inc. and private, start-up ventures in the specialized advanced telecommunications services field.

    Jan E. Gaulding joined the Company in March 1984 and served as Vice President - Finance, Treasurer and Chief Financial Officer until January 1994 at which time she was elected Senior Vice President, Treasurer and Chief Financial Officer of the Company. Ms. Gaulding served as Secretary of the Company from February 1986 until December 1994. As Chief Financial Officer, Ms. Gaulding has primary responsibility for the Company's financial, treasury, accounting and human resources functions.

    Joseph Y. Lacik Jr. joined the Company in February 1997 as Vice President and Chief Information Officer. Mr. Lacik is responsible for developing and implementing strategic information system solutions for the Company. From 1996 until joining the Company, Mr. Lacik was a principal consultant with Keane Inc., a consulting firm. From 1994 to 1996, Mr. Lacik served as Vice President of Information Technology for Cameron Ashley Building Products, Inc. From 1990 to 1994, Mr. Lacik served in various information technology positions with Sprint, a telecommunications company.

    Timothy J. Moore joined the Company in April 1997 as Vice President - New Business Development. Mr. Moore is responsible for the Company's business development strategy and new product applications. From 1990 until joining the Company, Mr. Moore served in various senior management positions at Uniden America, a manufacturer of wireless communication products, where he focused on wireless voice and data communication technology as well as the internet industry.

    Jeffery A. Owens joined the Company in May 1984 as Vice President - Engineering and served in that capacity until January 1996, at which time he was elected Senior Vice President and Chief Technology Officer. Mr. Owens is responsible for the Company's strategic technology and engineering functions.

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

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

    The Company currently has a policy whereby each non-employee director receives a $6,000 annual retainer and $1,500 for each Board of Directors meeting attended. All directors of the Company are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    On May 22, 1991, the Company granted to Mr. Bruns, a newly elected non-employee director, an option to purchase 7,500 shares of common stock, $.01 par value per share ("Common Stock") at an exercise price equal to the closing price of the Common Stock as quoted on the NASDAQ National Market System on May 22, 1991. On July 2, 1991, the Company adopted a Non-Employee Director Stock Option Plan which provides for a one-time grant of an option to purchase 7,500 shares of Common Stock of the Company to each non-employee director of the Company who at the time of adoption previously had not received a stock option grant (Mr. Cash), and to any subsequent outside director who is elected and begins serving on the Company's Board of Directors on or before July 1, 2001 (Mr. Jungerman). Options granted under this plan may be exercised after the director has completed six months of service as a member of the Board after the date on which the director was granted the option. The exercise price of each option granted under this plan on the effective date of the plan (July 2, 1991) was the closing price of the Company's Common Stock as quoted on the NASDAQ National Market System on such effective date, and the exercise price of subsequently granted options is the closing price of the Company's Common Stock as quoted on the NASDAQ National Market System as of the date the grantee is elected to the Company's Board of Directors.

1995 LONG-TERM INCENTIVE PLAN

    On May 25, 1995, the Company adopted the 1995 Long-Term Incentive Plan (the "1995 Plan").

    On November 20, 1996, in response to changes to Rule 16b-3 under the Securities Exchange Act of 1934, the Board of Directors amended the 1995 Plan to provide greater flexibility in the grants of awards to non-employee directors. The 1995 Plan provides for an automatic grant of a nonstatutory option to purchase 2,500 shares of Common Stock to each non-employee director who is a director of the Company as of both the day immediately preceding the annual meeting of the Company's stockholders and the day immediately following the annual meeting, effective on the date of the first meeting of the Board of Directors following the annual meeting. The exercise price for each share of stock subject to the option shall be the fair market value (equal to the closing price of the Common Stock as quoted on the NASDAQ National Market System) of a share of stock on the date of grant of such option and such options will vest equally over a period of three years from the date of the grant.

     On November 20, 1996, the Company granted a nonstatutory option to purchase 2,500 shares of Common Stock at an exercise price of $5.625 per share to its three non-employee directors in accordance with the terms of the 1995 Plan. The option shall become vested and exercisable with respect to 833 shares of stock on each of the first two anniversaries of the date of grant, and with respect to 834 shares of stock on the third anniversary of the date of grant, so long as the non-employee director remains a director of the Company after the date of grant through those dates. On December 16, 1996, the Company granted a nonstatutory option to purchase 10,000 shares of Common Stock at an exercise price of $6.00 per share to its three non-employee directors in accordance with the terms of the 1995 Plan. The option shall become vested and exercisable with respect to 3,333 shares of stock on each of the first two anniversaries of the date of grant, and with respect to 3,334 shares of stock on the third anniversary of the date of grant, so long as the non-employee director remains a director of the Company after the date of grant through those dates. The options shall terminate on the earliest of (i) the date ten years from the date of grant, (ii) immediately when the holder ceases to be a director, if the Board demands or requests the holder's resignation from the Board, (iii) on the date 90 days after the holder ceases to be a director for any reason other than the reasons specified in the preceding clause (ii) or the following clause (iv), or (iv) on the date one year after the holder ceases to be a director because of death or permanent disability.

EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "Named Executives"), as well as the total compensation earned by each such individual for the last three fiscal years:

                              SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                        ANNUAL               AWARDS-      ALL OTHER
                                                    COMPENSATION           OPTIONS (1)   COMPENSATION
                                              -----------------------     ------------   ------------
NAME AND PRINCIPAL POSITION        YEAR        SALARY          BONUS          (#)             (2)
---------------------------        ----       --------        -------     ------------   ------------
Jackie R. Kimzey                   1996       $235,000             --        115,000        $17,694
  Chief Executive Officer          1995        208,000        $97,955             --         16,716
                                   1994        191,435         92,736         70,000         15,708


David J. Vucina                    1996        192,016             --        111,000         18,901
  President and Chief              1995        168,000        101,722             --         12,737
  Operating Officer                1994        149,511        108,675         70,000          8,290


Bo Bernard                         1996        110,000             --             --          5,791
  Former Executive Vice President  1995        114,125         51,803             --          5,222
                                   1994        114,708         55,545         30,000          4,847


Jan E. Gaulding                    1996        134,992             --         61,000          4,404
  Senior Vice President and        1995        105,000         35,320             --          4,126
  Chief Financial Officer          1994         94,704         30,590         50,000          3,607


Mark A. Solls                      1996        133,000             --         35,000          7,944
  Vice President and General       1995        125,004         33,250         20,000          6,055
  Counsel                          1994             --             --             --             --

-----------

(1) Options to acquire shares of Common Stock.

(2) Amount represents premiums paid by the Company for compensatory split-dollar life and disability insurance including the portion attributable to term life insurance (less than $1,000 for each Named Executive) that is taxable compensation to the Named Executive.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table summarizes options to acquire shares of Common Stock granted to the Named Executives during 1996.

                                         INDIVIDUAL GRANTS
                        -----------------------------------------------------       POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                          NUMBER OF      % OF TOTAL                                ANNUAL RATES OF STOCK
                         SECURITIES       OPTIONS                                    PRICE APPRECIATION
                         UNDERLYING      GRANTED TO      EXERCISE                    FOR OPTION TERM(3)
                           OPTIONS      EMPLOYEES IN       PRICE     EXPIRATION   ------------------------
NAME                    GRANTED(#)(1)   FISCAL YEAR    ($/SHARE)(2)     DATE         5%             10%
----                    -------------   ------------   -----------   ----------   ---------       --------
Jackie R. Kimzey            22,000         3.00%          $6.00      01/17/06    $  82,940       $210,320
                            45,000         6.00            6.00      07/30/06      169,650        430,200
                            48,000         7.00            6.00      12/16/06      180,960        458,880

David J. Vucina             22,000         3.00            6.00      01/17/06       82,940        210,320
                            45,000         6.00            6.00      07/30/06      169,650        430,200
                            44,000         6.00            6.00      12/16/06      165,880        420,640

Bo Bernard                      --           --              --            --           --             --

Jan E. Gaulding             14,000         2.00            6.00      01/17/06       52,780        133,840
                            23,000         3.00            6.00      07/30/06       86,710        219,880
                            24,000         3.00            6.00      12/16/06       90,480        229,440

Mark A. Solls                5,000         1.00            6.00      01/17/06       18,850         47,800
                            10,000         1.00            6.00      07/30/06       37,700         95,600
                            20,000         3.00            6.00      12/16/06       75,400        191,200

-----------

(1) All options were granted pursuant to the 1987 Incentive Stock Option Plan and 1995 Long-Term Incentive Plan. The options have a term of ten years from the date of the original grant and vest in 20% cumulative annual increments over that period beginning with the first anniversary date of the grant; however, the options which expire 12/16/06 vest 100% one year from the date of the grant.

(2) The options with expiration dates of 1/17/06 and 7/30/06 represent options which were repriced to an exercise price of $6.00 per share from $20.88 per share and $7.56 per share, respectively.

(3) The potential realizable value portion of the table illustrates the values that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation in Common Stock over the term of the options. The price of Common Stock at the end of the ten year term of the options would be $9.77 assuming five percent annual appreciation and would be $15.56 assuming ten percent annual appreciation. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock and overall market conditions. There can be no assurances that the potential values set forth in this table reflect the actual values that may be obtained by any of the Named Executives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    The following table summarizes options exercised during 1996 and presents the value of unexercised options held by the Named Executives at fiscal year-end:

                                                                  NUMBER OF                     VALUE OF UNEXERCISED
                                                                 UNEXERCISED                        IN-THE-MONEY
                                                                   OPTIONS                            OPTIONS
                                                            AT FISCAL YEAR-END (#)             AT FISCAL YEAR-END (2)
                      SHARES ACQUIRED      VALUE       --------------------------------    -----------------------------
NAME                  ON EXERCISE (#)   REALIZED (1)   EXERCISABLE        UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                  ---------------   ------------   -----------        -------------    -----------     -------------
Jackie R. Kimzey              --             --           68,000             177,000             --              --
David J. Vucina               --             --           70,500             173,000             --              --
Bo Bernard                    --             --           68,500              24,000         16,300              --
Jan E. Gaulding               --             --           68,825              95,000       $  8,680              --
Mark A. Solls                 --             --            5,000              50,000             --              --

-----------

(1) Value is calculated based on the remainder of the closing market price of Common Stock on the date of the exercise minus the exercise price multiplied by the number of shares to which the exercise relates.

(2) The last sales price of Common Stock as reported on the NASDAQ National Market on December 31, 1996, the last trading day of 1996, was $4.38. Value is calculated on the basis of the remainder of $4.38 minus the exercise price multiplied by the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1996, the Compensation Committee was composed of Messrs. Bruns, Cash, Jungerman and Mark Musur (Mr. Musur's Board term expired November 20,
1996). No member of the Compensation Committee is an officer of the Company. Since March 1992, upon management's request, Impulse has provided consulting services in the area of personal communications technologies and services to the Company. Mr. Jungerman is the President of and owns a controlling interest in Impulse. During the last fiscal year, the Company paid Impulse approximately $415,000 for these consulting services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1997, regarding the amount and nature of the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of its directors, (iii) each executive officer of the Company named in the Summary Compensation Table below and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the persons named in the table have sole voting and investment power in the shares of Common Stock shown as beneficially owned by such persons.


                                                                            BENEFICIAL OWNERSHIP
                                                                                    AS OF
                                                                               MARCH 31, 1997
                                                                     --------------------------------
                                                                      NUMBER OF           PERCENT OF
                                                                      SHARES OF          OUTSTANDING
NAME OF BENEFICIAL OWNER                                             COMMON STOCK        COMMON STOCK
------------------------                                             ------------        ------------
PRINCIPAL STOCKHOLDERS:
    Wellington Management Company, LLP(1).........................    1,345,600             10.66%
DIRECTORS AND OFFICERS:
    Bo Bernard (2)................................................       63,399               *
    Thomas V. Bruns (3)...........................................       10,166               *
    Harvey B. Cash (3)............................................       29,166               *
    Jan E. Gaulding (4)...........................................       91,384               *
    Edward E. Jungerman (3).......................................       10,166               *
    Jackie R. Kimzey (5)..........................................      181,593              1.43
    Mark A. Solls (6).............................................       11,501               *
    David J. Vucina (7)...........................................       94,611               *
All directors and executive officers as a group (10 persons)(8)...      578,529              4.44

-------------------
 *    REPRESENTS LESS THAN 1% OF THE SHARES OUTSTANDING

 (1) Wellington Management Company, LLP ("WMC") is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. As of March 31, 1997 WMC, in its capacity as investment adviser, may be deemed to have beneficial ownership of 1,345,600 shares of Common Stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class except for Hartford Capital Appreciation Fund, Inc. As of March 31, 1997, WMC had shared voting power with respect to 1,126,000 shares and shared dispositive power with respect to all 1,345,600 shares. The business address of WMC is 75 State Street, Boston, Massachusetts 02109.

 (2) Includes 714 shares beneficially owned by Mr. Bernard's child. Mr. Bernard resigned his position of Executive Vice President effective December 31, 1996.

 (3) Includes 9,166 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1997.

 (4) Includes 74,625 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1997.

 (5) Includes 76,400 shares subject to currently exercisable options or options excercisable within 60 days after March 31, 1997 and 61,000 shares beneficially owned by Mr. Kimzey's children.

 (6) Includes 11,000 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1997.

 (7) Includes 88,900 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1997.

 (8) Includes 325,225 shares subject to currently exercisable options or options exercisable within 60 days after March 31, 1997, as well as 63,399 shares directly held by Mr. Bernard, former Executive Vice President.

    Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during fiscal year 1996, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied except that Mr. Jungerman inadvertently filed a Form 4 late.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since March 1992, upon management's request, Impulse has provided consulting services in the area of personal communications services to the Company. Mr. Jungerman is the President of, and owns a controlling interest in, Impulse. During the last fiscal year, the Company paid Impulse $415,000 for these consulting services, an amount which management believes is fair and reasonable and as favorable to the Company as could have been obtained from a wholly unrelated party.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRONET INC.
                                       (Registrant)

Date: May 1, 1997                           /s/ JAN E. GAULDING
                                       ------------------------------------
                                                Jan E. Gaulding
                                       SENIOR VICE PRESIDENT, TREASURER AND
                                            CHIEF FINANCIAL OFFICER