Form 10-Q
period 1997-03-31
PRONET INC /DE/
filed 1997-05-15
CIK 815553

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

/x/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________ to _________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: 12,618,865.

================================================================================

                                   PRONET INC.

                                      Index

Part I.  Financial Information
                                                                                                        Page
                                                                                                        ----
         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets at March 31, 1997 and
                        December 31, 1996........................................................        1

                      Consolidated Statements of Operations for the
                        Three Months Ended March 31, 1997 and 1996...............................        2

                      Consolidated Statements of Cash Flows for the Three Months
                        Ended March 31, 1997 and 1996............................................        3

                      Notes to Consolidated Financial Statements.................................        4

         Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results of Operations.........................        7


Part II. Other Information

         Item 1.      Legal Proceedings..........................................................       13

         Item 6.      Exhibits and Reports on Form 8-K...........................................       14


         SIGNATURES   ...........................................................................       17

PART I.  Financial Information

Item 1.  Financial Statements

                          PRONET INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                  March 31,       December 31,
                                                                                    1997              1996
                                                                                 ---------        ----------
                                                                                 (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents...............................................    $   3,087        $    2,286
     Trade accounts receivable, net of allowance for doubtful accounts.......       11,657            13,747
     Federal income tax receivable...........................................          497               497
     Inventories ............................................................        2,305             2,760
     Other current assets....................................................        2,442             2,499
                                                                                 ---------        ----------
                                                                                    19,988            21,789
EQUIPMENT
     Pagers..................................................................       59,055            59,003
     Communications equipment................................................       53,647            49,134
     Security systems' equipment.............................................       13,693            12,897
     Office and other equipment..............................................       12,362            11,454
                                                                                 ---------        ----------
                                                                                   138,757           132,488
     Less allowance for depreciation.........................................      (58,676)          (50,718)
                                                                                 ---------        ----------
                                                                                    80,081            81,770
GOODWILL AND OTHER ASSETS, net of amortization ..............................      213,306           208,157
                                                                                 ---------        ----------
                                                                                 $ 313,375        $  311,716
                                                                                 =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade payables..........................................................    $   6,278        $   10,452
     Other accrued expenses and liabilities..................................       16,318            13,264
                                                                                 ---------        ----------
                                                                                    22,596            23,716
LONG-TERM DEBT...............................................................      169,208           148,691
DEFERRED CREDITS.............................................................           --             5,660
STOCKHOLDERS' EQUITY
     Common stock............................................................          131               129
     Additional capital......................................................      181,991           180,694
     Retained deficit........................................................      (58,976)          (45,714)
     Less treasury stock at cost.............................................       (1,575)           (1,460)
                                                                                 ---------        ----------
                                                                                   121,571           133,649
                                                                                 ---------        ----------
                                                                                 $ 313,375        $  311,716
                                                                                 =========        ==========


                 See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ---------------------------
                                                                                    1997              1996
                                                                                 ----------       -----------
                                                                                          (Unaudited)
REVENUES
     Service revenues........................................................    $   24,057       $   21,016
     Product sales...........................................................         4,876            3,146
                                                                                 ----------       -----------
     Total revenues..........................................................        28,933           24,162
     Net book value of products sold.........................................        (3,539)          (2,781)
                                                                                 ----------       -----------
                                                                                     25,394           21,381
COST OF SERVICES
     Pager lease and access services.........................................         7,186            5,512
     Security systems' equipment services....................................           431              275
                                                                                 ----------       -----------
                                                                                      7,617            5,787
                                                                                 ----------       -----------
     GROSS MARGIN............................................................        17,777           15,594
     EXPENSES
     Sales and marketing.....................................................         4,224            4,039
     General and administrative..............................................         6,361            5,340
     Depreciation and amortization...........................................        16,010            8,707
                                                                                 ----------       -----------
                                                                                     26,595           18,086
                                                                                 ----------       -----------
     OPERATING LOSS..........................................................        (8,818)          (2,492)

OTHER INCOME (EXPENSE)
     Interest and other income...............................................            83               27
     Interest expense........................................................        (4,427)          (3,659)
                                                                                 ----------       -----------
                                                                                     (4,344)          (3,632)
                                                                                 ----------       -----------
     LOSS BEFORE INCOME TAXES................................................       (13,162)          (6,124)
Income tax expense...........................................................           100               --
                                                                                 ----------       -----------
     NET LOSS................................................................    $  (13,262)      $   (6,124)
                                                                                 ==========       ===========

NET LOSS PER SHARE...........................................................    $    (1.05)      $   (0.89)
                                                                                 ==========       ===========

WEIGHTED AVERAGE SHARES......................................................        12,582            6,909
                                                                                 ==========       ===========


                 See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 ---------------------------
                                                                                    1997              1996
                                                                                 ----------       -----------
                                                                                          (Unaudited)

OPERATING ACTIVITIES:
Net loss ....................................................................    $  (13,262)      $   (6,124)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Depreciation............................................................        12,110            5,471
     Amortization............................................................         3,901            3,236
     Amortization of discount ...............................................            18               18
     Provision for losses on accounts receivable.............................           462              348
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable......................         1,749           (2,143)
       (Increase) decrease in inventories....................................          (297)             625
       (Increase) decrease in other current assets...........................            57             (104)
       Increase (decrease) in trade payables and
         other accrued expenses and liabilities..............................        (1,326)           6,324
                                                                                  ----------       -----------
    Net cash provided by operating activities...............................          3,412            7,651
INVESTING ACTIVITIES:
     Purchase of equipment, net..............................................        (3,183)          (5,811)
     Purchase of pagers, net of disposals....................................        (4,510)          (9,899)
     Acquisitions, net of cash acquired......................................       (14,114)         (31,647)
     Computer system software, product enhancements
         and other intangible assets.........................................        (1,925)            (372)
     Other...................................................................           569              (12)
                                                                                 ----------       -----------
     Net cash used in investing activities...................................       (23,163)         (47,741)
FINANCING ACTIVITIES:
     Bank debt...............................................................        20,500           32,000
     Other...................................................................            52               25
                                                                                 ----------       -----------
     Net cash provided by financing activities...............................        20,552           32,025
                                                                                 ----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................           801           (8,065)
CASH AND CASH EQUIVALENTS:
     Beginning of period.....................................................         2,286           10,154
                                                                                 ----------       -----------
     End of period...........................................................    $    3,087       $    2,089
                                                                                 ==========       ===========


                 See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 1997

Note A - Accounting Policies

         Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") on March 28, 1997.

Goodwill and Other Assets: Goodwill and other assets consist of the following (in thousands):

                                                                      March 31,            December 31,
                                                                         1997                  1996
                                                                    ------------           ------------
                  Goodwill....................................        $  171,851            $ 164,786
                  Debt financing costs........................            11,036               11,034
                  FCC Licenses................................            34,665               34,665
                  Other.......................................            22,359               19,969
                                                                    ------------           ------------
                                                                         239,911              230,454
                  Less accumulated amortization...............            26,605               22,297
                                                                    ------------           ------------
                                                                      $  213,306            $ 208,157
                                                                    ============           ============

         Goodwill is amortized using the straight-line method over a fifteen year term. Debt financing costs consist of costs incurred in connection with the Company's senior subordinated notes and revolving line of credit and are amortized over periods not to exceed the terms of the related agreements. Amortization of the FCC licenses is deferred while the related system is not operational.

         Net Loss Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents, if dilutive, for purposes of computing weighted average shares outstanding.

          Reclassification of Financial Statements: The 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

         New Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

                          PRONET INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B - Long-Term Debt

         Long-term debt consists of the following (in thousands):

                                                                       March 31,           December 31,
                                                                         1997                  1996
                                                                    ------------           ------------
                  Senior  subordinated notes..................        $   99,408            $  99,391
                  Revolving line of credit....................            69,800               49,300
                                                                    ------------           ------------
                                                                         169,208              148,691
                  Less current maturities.....................                --                   --
                                                                    ------------           ------------
                                                                      $  169,208            $ 148,691
                                                                    ============           ============

Note C - Deferred Credits

         At December 31, 1996, the Company had deferred payments outstanding related to the Cobbwells, Inc. dba Page One ("Page One") and SigNet Paging of Raleigh, Inc. ("SigNet Raleigh") acquisitions of $4.9 million and $800,000, respectively, which were due and payable one year from the closing of the respective transactions. The balances were payable, at the Company's discretion, either in cash or shares of the Company's common stock, $.01 par value (the "Common Stock") based on current market value at the date of payment. In January 1997, the Company paid $4.9 million in cash and issued 46,232 shares of its Common Stock in payment of $5.7 million of the Page One and SigNet Raleigh deferred payments, respectively.

Note D - Acquisitions

         In early 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, 1995 and 1996, the Company completed 21 acquisitions at a total cost of $198.9 million and the purchase of a nationwide license (931.9125 MHz Radio Common Carrier frequency) and associated system equipment (the "Nationwide License") for $43 million. Effective March 1, 1997, the Company acquired all of the outstanding capital stock of Modern Communication Corp. and Personal Communications, Inc. ("Modern") for $9.2 million. The completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the senior subordinated notes and issuances of shares of the Common Stock.

         The pro forma unaudited results of operations for the three months ended March 31, 1997 is immaterial. The pro forma unaudited results of operations for the three months ended March 31, 1996, (which include acquisitions closed as of March 31, 1997), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                                              Three Months Ended
                                                                                March 31, 1996
                                                                              ------------------
                  Total revenues.............................................    $  28,756
                  Net loss...................................................       (6,890)
                  Net loss per common share..................................        (0.99)

         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

                          PRONET INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E - Income Taxes

         For the three months ended March 31, 1997, the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes.

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

         Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996 (the "Offering"). Other actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The state cases have been consolidated into a single action, which alleges violation of the Securities Act of 1933 in connection with the Company's Offering. The federal actions have been consolidated into two separate actions, depending upon the nature of the claim raised. The Company has been served in each action. The Company has also accepted service on behalf of the individuals named in the relevent actions. The Company and the individual defendants have filed answers in each of the state cases. Two orders have been entered appointing lead plaintiffs in the federal cases as provided for in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The plaintiffs have filed consolidated complaints. The Company recently filed motions to dismiss the complaints in the federal cases. Under the provisions of the Reform Act, the federal cases are stayed until the motions to dismiss are resolved.

     On May 15, 1997, the Company announced that it had entered into an agreement in principle to settle the securities class actions pending against the Company in state and federal courts. The Company and its insurance carriers will pay $5 million in cash to settle all claims against the Company and its officers and directors. The Company will also assign to the plaintiffs certain rights against one of its insurers and will issue one million shares of ProNet stock to the class upon final court approval of the settlement. The Company will also pay $2 million to the class if, within two years from final approval of the settlement, the Company engages in a merger or similar transaction in which control of the Company changes. The proposed settlement is subject to execution of a definitive settlement agreement and court approval. The proposed settlement does not resolve any claims asserted against the underwriter defendants by the class plaintiffs or any potential claims by the underwriters against the Company. The settlement terms include a provision by which the Company's maximum exposure to claims of contribution or indemnity to the underwriters is $6.5 million, plus any attorney fees associated with the litigation. The Company intends to vigorously defend any claims for contribution or indemnity which might be asserted against the Company by the underwriters. The Company cannot predict the amount of damages, if any. The final outcome of the issues that are the subject of these actions could have a material adverse effect on the Company's results of operations in 1997 and in the future.

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

         The Company is a solutions-oriented organization dedicated to individualized customer service which has concentrated on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. The Company focuses its activities in five geographic regions or communication "SuperCenters" centered in major metropolitan markets and population corridors which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Stockton, California. At March 31, 1997, the Company had 1,333,732 pagers in service, which was the seventh largest domestic subscriber base of all publicly traded paging companies in the United States.

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

         Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result its paging business currently has a monthly disconnect ("churn") rate in line with the industry average of 3.1% (source: The State of the U.S. Paging Industry: 1995, September 1995, Economic and Management Consultants International, Inc.). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate is in line with the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 1.4%.

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

         The Company currently enjoys low operating costs per unit due to the efficiency of its operations. It expects that the development of its business around its SuperCenters will result in economies of scale and consolidation of operating and selling expenses that will help it retain this competitive advantage.

         Earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA has grown at a compound annual rate of approximately 43% over the past four years, while cash flows from operating activities has decreased at a compound annual rate of 61% for the same period. Cash flows from operating activities is derived from the statement of cash flows and differs from EBITDA primarily due to interest expense and changes in working capital. EBITDA growth is expected to continue although near term EBITDA margins may be slightly impacted by legal costs, start-up costs associated with certain SuperCenters and new enhanced products and services and the buildout of existing and acquired frequencies in the Company's marketplaces. Cash flow from operating activities is expected to fluctuate based upon the changes in working capital and fluctuations in interest expense resulting from changes in the prevailing interest rates and the level of borrowing on the Company's revolving line of credit. Non-cash and financing-related charges for the Company's acquisition program have negatively impacted earnings in 1996 and the first three months of 1997 and have the potential to continue this trend in the future.

         The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company since 1994.

Paging Systems' Results of Operations for the
Three Months Ended March 31, 1997 and 1996

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 --------------------------
                                                                                    1997              1996
                                                                                 ---------       ----------
                                                                                        (in thousands)
     Revenues
         Service revenues....................................................    $  22,529       $   19,558
         Product sales.......................................................        4,870            3,124
                                                                                 ---------       ----------
     Total revenues..........................................................       27,399           22,682
     Net book value of products sold.........................................       (3,539)          (2,781)
                                                                                 ---------       ----------
     Net revenues (1)........................................................       23,860           19,901
     Cost of services........................................................       (7,186)          (5,512)
                                                                                 ---------       ----------
     Gross margin............................................................       16,674           14,389
     Sales and marketing expenses............................................        4,215            3,956
     General and administrative expenses.....................................        6,298            5,161
     Depreciation and amortization expenses..................................       15,631            8,311
                                                                                 ---------       ----------
     Operating loss..........................................................    $  (9,470)      $   (3,039)
                                                                                 =========       ==========
     EBITDA..................................................................    $   6,161       $    5,272
                                                                                 =========       ==========

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less net book value of products sold.

        Paging systems' net revenues for the quarter ended March 31, 1997 increased to $23.9 million, a 20% increase from $19.9 million for the quarter ended March 31, 1996. For the quarter ended March 31, 1997, service revenues increased to $22.5 million, a 15% increase from $19.6 million for the comparable period in 1996. These increases are primarily attributable to a growing subscriber base achieved through greater market penetration in existing markets and three acquisitions between March 31, 1996 and March 31, 1997. Pagers in service increased 28% to 1,333,732 at March 31, 1997 from 1,039,222 at March 31, 1996. The increase in pagers in service was primarily the result of these recent acquisitions. In 1994, 1995 and 1996, most of the Company's growth in pagers in service was from acquisitions. In addition, internal growth accounted for approximately 44,800 units during the quarter ended March 31, 1997, which represents year over year, an internal growth rate of approximately 20%.

         ARPU was $5.83 for the quarter ended March 31, 1997 compared to $6.69 for the quarter ended March 31, 1996. This decrease was due to a further shift in the Company's subscriber base from direct to indirect distribution channels which generate lower revenues per subscriber. The Company's subscriber base was 76% COAM at March 31, 1997 compared to 72% at March 31, 1996. The Company believes that ARPU will continue to decrease, although at a slower rate as the Company continues to expand its indirect distribution channel.

         Product sales less net book value of products sold was $1.3 million for the quarter ended March 31, 1997, compared to $343,000 for the comparable period in 1996. The margin increased in 1997 primarily due to increases in product sales and the sale of a frequency. Management anticipates that the Company's margins may vary from market to market due to competition and other factors.

         Paging systems' gross margin (net revenues less cost of services) was $16.7 million (70% of paging systems' net revenues) for the three months ended March 31, 1997, compared to $14.4 million (72% of paging systems' net revenues) for the comparable period in 1996. The decrease in gross margin as a percentage of paging systems' net revenues was due to the increased expenses related to recent acquisitions, start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces, primarily consisting of telephone, salaries, tower rent and third party access fees. The Company currently anticipates that these margins will decrease slightly in the short term, but will increase in the future as cost efficiencies and integration savings are achieved and as revenues from new systems increase to offset these costs. The cost of services increased to $7.2 million for the three months ended March 31, 1997, compared to $5.5 million for the comparable period of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

         Paging systems' sales and marketing expenses were $4.2 million (18% of paging systems' net revenues) for the three months ended March 31, 1997, compared to $4.0 million (20% of paging systems' net revenues) for the comparable period of the prior year. The increase was due to the increase in the number of retail counter locations (from 37 at March 31, 1996, to 51 at March 31, 1997), the majority of expenses of which are sales and marketing, including increased advertising and commissions. The decrease as a percentage of paging systems' net revenues was primarily due to savings resulting from the integration of certain acquired retail counters and the elimination of redundant expenses. These expenses as a percentage of paging systems' net revenues may increase slightly in the future due to the Company's focus on expanding its direct distribution channel.

         Paging systems' general and administrative expenses were $6.3 million (26% of paging systems' net revenues) for the quarter ended March 31, 1997, compared to $5.2 million (26% of paging systems' net revenues) for the comparable period in 1996. The stabilization as a percentage of paging systems' net revenues was due primarily to the integration of certain acquisitions completed since March 1996 into the SuperCenter structure, as well as the increase in the number of retail store locations referred to above. While retail stores operate with higher sales and marketing expenses than other methods of distribution, these expenses are at least partially offset with lower general and administrative expenses. Management anticipates that paging systems' general and administrative expenses as a percentage of net revenues will decrease slightly over time as a result of general and administrative expenses being spread across a larger subscriber base as well as savings resulting from the continuing integration of recent acquisitions. Management also anticipates that legal costs could increase in the near future as the Company defends itself against certain lawsuits described in Note F - Litigation.

         Paging systems' depreciation and amortization expenses for the three months ended March 31, 1997 were $15.6 million, an 88% increase from $8.3 million for the comparable period in 1996. The increase was primarily due to the depreciation of additional paging equipment from acquisitions and capital investment for buildout of frequencies and system support. The Company expects this trend in depreciation and amortization expenses will continue in the near term as a result of continued capital investment in paging equipment to support the Company's growth.

         EBITDA for paging systems' operations was $6.2 million (26% of paging systems' net revenues) for the three months ended March 31, 1997, compared to $5.3 million (26% of paging systems' net revenues) for the three months ended March 31, 1996. The Company believes EBITDA will increase slightly as a percentage of net revenues over time as the Company continues to integrate the acquired operations, spreads its costs over a larger subscriber base and achieves resulting economies of scale and operating efficiencies.

Security Systems' Results of Operations for the
Three Months Ended March 31, 1997 and 1996

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 --------------------------
                                                                                    1997              1996
                                                                                 ---------       ----------
                                                                                        (in thousands)
     Revenues
         Service revenues....................................................    $   1,528       $    1,458
         Product sales.......................................................            6               22
                                                                                 ---------       ----------
     Total revenues..........................................................        1,534            1,480
     Cost of products sold...................................................           --               --
                                                                                 ---------       ----------
     Net revenues (1)........................................................        1,534            1,480
     Cost of services........................................................         (431)            (275)
                                                                                 ---------       ----------
     Gross margin............................................................        1,103            1,205
     Sales and marketing expenses............................................            9               83
     General and administrative expenses.....................................           63              179
     Depreciation and amortization expenses..................................          379              396
                                                                                 ---------       ----------
     Operating income........................................................    $     652       $      547
                                                                                 =========       ==========
     EBITDA..................................................................    $   1,031       $      943
                                                                                 =========       ==========

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

         Security systems' total revenues increased 4% to $1.5 million for the three months ended March 31, 1997, from $1.5 million for the comparable period in 1996. The increase was due to the installation of two new systems since March 31, 1996, as well as expansion of and additional penetration in existing markets. The number of TracPacs in service increased 2% to 28,949 at March 31, 1997, from 28,409 at March 31, 1996.

         Security systems' operating income was $652,000 at March 31, 1997, compared to $547,000 for the comparable period in 1996. The increase in operating income resulted primarily from increased revenues and decreased sales and marketing and general and administrative expenses.

         EBITDA for the security systems' operations was $1.0 million (67% of security systems' net revenues) for the three months ended March 31, 1997, compared to $943,000 (64% of security systems' net revenues) for the same period in 1996. This increase was primarily due to increases in net revenues and decreases in sales and marketing and general and administrative expenses.

Other Income (Expense)

         Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from changes in the outstanding amounts under the Company's revolving line of credit. Interest expense increased in the first quarter of 1997 primarily as a result of increased borrowings under the revolving line of credit. Interest expense is expected to continue to fluctuate based on changes in the outstanding amounts under the revolving line of credit and changes in interest rates.

Federal Income Taxes

         At December 31, 1996 the Company had net operating loss carryforwards of $45.7 million for income tax purposes that expire in years 2005 through 2011. For the three months ended March 31, 1997, the primary differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes.

Liquidity and Capital Resources

         During 1996 and 1997, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $3.4 million for the three months ended March 31, 1997, compared to $7.7 million for the comparable period in 1996. The decrease in net cash provided by operating activities was primarily due to increases in net loss and inventories and decreases in trade payables and other accrued expenses and liabilities, offset by increases in depreciation, amortization and the provision for losses on accounts receivable and decreases in accounts receivable and other current assets. Acquisitions prior to September 1995 were financed with borrowings under the Company's revolving line of credit. Proceeds from the sale of the senior subordinated notes issued in 1995 were used to repay all indebtedness outstanding under the Company's revolving line of credit and to fund the remaining acquisitions in 1995. The Company funded $7.3 million of the cash for acquisitions in the first quarter of 1996 with proceeds from the sale of the senior subordinated notes issued in 1995, with the remaining amounts financed with borrowings under the Company's revolving line of credit. The purchase of the Nationwide License in July 1996 was funded with $28 million in proceeds from the Company's equity offering in June 1996 and $15 million with borrowings under its revolving line of credit. The Company funded the $21.7 million cash portion of acquisitions in the fourth quarter of 1996 with borrowings under its revolving line of credit. The $8.9 million cash portion of the acquisition of Modern in 1997 was also funded with borrowings under its revolving line of credit. The Company anticipates that its ongoing capital needs will be funded with additional borrowings and net cash generated by operations.

 Capital Expenditures

         As of March 31, 1997, the Company had invested $112.7 million in system equipment and pagers for its major metropolitan markets and $13.7 million in system equipment and TracPacs for its 34 security systems.

         Capital expenditures for paging systems' equipment were $3.2 million for the three months ended March 31, 1997 compared to $5.3 million for the comparable period in 1996 (excluding assets acquired pursuant to the completed acquisitions). Capital expenditures for security systems' equipment and TracPacs for the three months ended March 31, 1997 were $31,000 compared to $496,000 for the comparable period in 1996.

         Except for those assets acquired through acquisitions and any capital costs associated with new enhanced products and services, the Company expects to meet its capital requirements in 1997 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at March 31, 1997, the Company anticipates capital expenditures for the remainder of 1997 to be $16.8 million for the purchase of system equipment for its current paging systems' operations and $629,000 for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

Credit Facilities

         The $150 million under the Company's revolving line of credit consists of a $25 million revolving line of credit maturing quarterly through December 31, 2003, and a $125 million two year revolving line of credit which converts July 1, 1998 to a term loan maturing December 31, 2003 (the "Credit Facilities"). The borrowings bear interest, at the Company's designation, at either (i) the Alternate Base Rate ("ABR") plus a margin of up to 1.5% or
(ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. A commitment fee of either .375% or
 .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly.

Senior Subordinated Notes

         In June 1995 the Company completed a Rule 144A offering of $100 million principal amount of its 11 7/8% senior subordinated notes due 2005 (the "1995 Notes"). Proceeds to the Company from the sale of the 1995 Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under its existing revolving line of credit. The Company used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

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

         The Company filed a Form S-4 Registration Statement (the "1995 S-4") on July 7, 1995 to register the 1995 Notes with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). On October 6, 1995, the SEC declared the 1995 S-4 effective.

Common Stock Offering

         In June 1996, the Company issued four million shares of its Common Stock at a price of $25 per share. The net proceeds to the Company from the Offering, after deducting commissions and offering expenses were approximately $94.8 million. Also in June 1996, the Company used approximately $48 million of the net proceeds of the Offering to repay all outstanding indebtedness under its existing revolving line of credit, $3 million to pay bank fees for the Credit Facilities, $6 million to pay interest due on the 1995 Notes, and $8 million to fund interest, penalty and underwriters fees for senior subordinated notes related to a terminated merger with Teletouch Communications, Inc. In July 1996, the Company used approximately $28 million of the Offering proceeds to purchase the Nationwide License. The remaining proceeds were used to fund capital expenditures and for working capital and general operating needs. If the Offering had occurred as of the beginning of 1996, net loss per share would have been $3.48 for the year ended December 31, 1996.

Acquisitions

         In 1993, the Company announced its plans to commence a program of acquiring businesses that serve the commercial paging market and offer operational synergies when integrated within the Company's SuperCenters. During 1994, 1995 and 1996, the Company completed 21 acquisitions at a total cost of $198.9 million. The 21 completed acquisitions were accounted for as purchases and funded by borrowings under the Company's revolving line of credit, proceeds from the sale of the 1995 Notes and issuances of shares of the Company's Common Stock. On March 1, 1997, the Company acquired substantially all of the outstanding capital stock of Modern for a purchase price of $9.2 million. This acquisition was accounted for as a purchase and was funded by borrowings under the Credit Facilities.

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

Litigation

         The final outcome of the issues subject to litigation as described in "Item 1 - Legal Proceedings" and "Note F - Litigation" to the Consolidated Financial Statements could have a material adverse effect on the Company's results of operations during fiscal year 1997 or subsequent periods.

Forward-Looking Statements

         Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions as of the date of this filing that could prove not to be accurate. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its officers or its directors with respect to, among other things: (i) acquisitions and product development; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; and (iv) regulatory matters affecting the Company. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to achieve such events, transactions or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of, demand for and acceptance of the Company's products and services, regulatory approval, economic conditions, the impact of competition and pricing, the availability of appropriate candidates for acquisition by the Company, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Risk Factors" included in the Form 10-K for the Company filed with the SEC on March 28, 1997. The Company disclaims any obligations to update the forward-looking statements contained herein.

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

         Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's common stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's common stock during an alleged class period. The state cases have been consolidated into a single action, which alleges violation of the Securities Act of 1933 in connection with the Company's Offering. The federal actions have been consolidated into two separate actions, depending upon the nature of the claim raised. The Company has been served in each action. The Company has also accepted service on behalf of the individuals named in the relevent actions. The Company and the individual defendants have filed answers in each of the state cases. Two orders have been entered appointing lead plaintiffs in the federal cases as provided for in the Reform Act. The plaintiffs have filed consolidated complaints. The Company recently filed motions to dismiss the complaints in the federal cases. Under the provisions of the Reform Act, the federal cases are stayed until the motions to dismiss are resolved.

     On May 15, 1997, the Company announced that it had entered into an agreement in principle to settle the securities class actions pending against the Company in state and federal courts. The Company and its insurance carriers will pay $5 million in cash to settle all claims against the Company and its officers and directors. The Company will also assign to the plaintiffs certain rights against one of its insurers and will issue one million shares of ProNet stock to the class upon final court approval of the settlement. The Company will also pay $2 million to the class if, within two years from final approval of the settlement, the Company engages in a merger or similar transaction in which control of the Company changes. The proposed settlement is subject to execution of a definitive settlement agreement and court approval. The proposed settlement does not resolve any claims asserted against the underwriter defendants by the class plaintiffs or any potential claims by the underwriters against the Company. The settlement terms include a provision by which the Company's maximum exposure to claims of contribution or indemnity to the underwriters is $6.5 million, plus any attorney fees associated with the litigation. The Company intends to vigorously defend any claims for contribution or indemnity which might be asserted against the Company by the underwriters. The Company cannot predict the amount of damages, if any. The final outcome of the issues that are the subject of these actions could have a material adverse effect on the Company's results of operations in 1997 and in the future.

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

10.11 - 1994 Employee Stock Purchase Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 26, 1994, and incorporated herein by reference).
10.12 - Stock Purchase Agreement dated April 20, 1995, regarding the acquisition of the outstanding capital stock of Metropolitan Houston Paging Services, Inc., ("Metropolitan") by and among Contact Communications Inc., Metropolitan and the shareholders of Metropolitan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference).
10.13 - Form PS-58 Split Dollar Agreement between the Company and each of its executive officers (filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-85696) filed October 28, 1994, and incorporated herein by reference).
10.14 - Employment Agreement dated May 18, 1994, by and between the Company and Jackie R. Kimzey (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.15 - Employment Agreement dated May 18, 1994, by and between the Company and David J. Vucina (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.16 - Change in Control Agreement dated May 18, 1994, by and between the Company and Bo Bernard (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.17 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jan E. Gaulding (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.18 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffery Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.19 - Change in Control Agreement dated January 17, 1995, by and between the Company and Mark A. Solls (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.20 - Asset Purchase Agreement dated May 24, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among the Company, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc. dba Americom Paging Corporation (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).
10.21 - Amended and Restated Credit Agreement dated February 9, 1995, by and among the Company, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.22 - Waiver, Consent and Amendment No. 1 dated as of June 12, 1995 by and among the Company, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
10.23 - Office Lease Agreement by and between the Company and Carter-Crowley Properties, Inc., as Landlord (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
10.24 - Stock Purchase Agreement dated October 6, 1995, regarding the acquisition of all of the outstanding capital stock of Apple Communication, Inc., by and among Contact Communications Inc., Apple Communication, Inc., and Salvatore Zarcone and Jill DiFoggio (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.25 - Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, Contact Communications Inc., Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.26 - 1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
10.27 - Voting Agreement by and among the Company and Continental Illinois Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc., Robert McMurrey and G. David

         Higginbotham, dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.28 - Agreement and Plan of Merger by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.29 - Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission license and associated system equipment from EMBARC Communication Services, Inc., by and among Contact Communications Inc., the Company, EMBARC Communication Services, Inc. and Motorola Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.30 - Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.31 - Merger Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.32 - Termination Agreement and Release by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1996 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, and incorporated herein by reference).
10.33  - Second Amended and Restated Credit Agreement dated as of June 14,
         1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).
10.34 - Amendment No. 1 to Credit Agreement dated as of September 30, 1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).
(b) - Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

----------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRONET INC.
                                        (Registrant)


DATE:  May 15, 1997                     By: /s/  Jan E. Gaulding
                                           --------------------------
                                                 Jan E. Gaulding
                                      Senior Vice President, Treasurer and
                                             Chief Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit           Description                                            Number
Number            -----------                                            ------
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

10.10 - Amendment Letter No. Three to Stock Purchase Agreement dated March 1, 1994, by and between the Company and Contact Communications, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K, dated March 1, 1994, and incorporated herein by reference).
10.11 - 1994 Employee Stock Purchase Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 26, 1994, and incorporated herein by reference).
10.12 - Stock Purchase Agreement dated April 20, 1995, regarding the acquisition of the outstanding capital stock of Metropolitan Houston Paging Services, Inc., ("Metropolitan") by and among Contact Communications Inc., Metropolitan and the shareholders of Metropolitan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference).
10.13 - Form PS-58 Split Dollar Agreement between the Company and each of its executive officers (filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-85696) filed October 28, 1994, and incorporated herein by reference).
10.14 - Employment Agreement dated May 18, 1994, by and between the Company and Jackie R. Kimzey (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.15 - Employment Agreement dated May 18, 1994, by and between the Company and David J. Vucina (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.16 - Change in Control Agreement dated May 18, 1994, by and between the Company and Bo Bernard (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.17 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jan E. Gaulding (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.18 - Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffery Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).
10.19 - Change in Control Agreement dated January 17, 1995, by and between the Company and Mark A. Solls (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.20 - Asset Purchase Agreement dated May 24, 1995, regarding the acquisition of substantially all of the paging assets of Americom Paging Corporation, by and among the Company, Gregory W. Hadley, Mo Shebaclo and American 900 Paging, Inc. dba Americom Paging Corporation (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 7, 1995, and incorporated herein by reference).
10.21 - Amended and Restated Credit Agreement dated February 9, 1995, by and among the Company, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.22 - Waiver, Consent and Amendment No. 1 dated as of June 12, 1995 by and among the Company, The First National Bank of Chicago, as Agent, and the Lenders party thereto (filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-60925) filed July 7, 1995, and incorporated herein by reference).
10.23 - Office Lease Agreement by and between the Company and Carter-Crowley Properties, Inc., as Landlord (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).
10.24 - Stock Purchase Agreement dated October 6, 1995, regarding the acquisition of all of the outstanding capital stock of Apple Communication, Inc., by and among Contact Communications Inc., Apple Communication, Inc., and Salvatore Zarcone and Jill DiFoggio (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.25 - Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, Contact Communications Inc., Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).

10.26 - 1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
10.27 - Voting Agreement by and among the Company and Continental Illinois Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.28 - Agreement and Plan of Merger by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.29 - Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission license and associated system equipment from EMBARC Communication Services, Inc., by and among Contact Communications Inc., the Company, EMBARC Communication Services, Inc. and Motorola Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.30 - Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.31 - Merger Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.32 - Termination Agreement and Release by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1996 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, and incorporated herein by reference).
10.33  - Second Amended and Restated Credit Agreement dated as of June 14,
         1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).
10.34  - Amendment No. 1 to Credit Agreement dated as of September 30, 1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).
27     - Financial Date Schedule.*

-------------
*    Filed herewith.