Form 10-Q
period 1997-06-30
PRONET INC /DE/
filed 1997-08-12
CIK 815553

============================================================================
----------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

                                      _________

(Mark One)
    /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997
                                          OR

   / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: 12,618,865.

----------------------------------------------------------------------------
============================================================================

                                     PRONET INC.

                                        INDEX



PART I.   FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets at June 30, 1997 and
                     December 31, 1996                                     1


                   Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1997 and 1996     2


                   Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1997 and 1996                3


                   Notes to Consolidated Financial Statements              4


         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations      8


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                      16

         Item 6.   Exhibits and Reports on Form 8-K                       17


SIGNATURES                                                                20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PRONET INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1997           1996
                                                                                     -----------    ------------
                                                                                     (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents.................................................        $  3,817       $  2,286
    Trade accounts receivable, net of allowance for doubtful accounts.........          11,189         13,747
    Federal income tax receivable.............................................             469            497
    Inventories...............................................................           2,505          2,760
    Other current assets......................................................           2,326          2,499
                                                                                      --------       --------
                                                                                        20,306         21,789
EQUIPMENT
    Pagers....................................................................          57,973         59,003
    Communications equipment..................................................          56,418         49,134
    Security systems' equipment...............................................          13,918         12,897
    Office and other equipment................................................          13,041         11,454
                                                                                      --------       --------
                                                                                       141,350        132,488
    Less allowance for depreciation...........................................         (65,845)       (50,718)
                                                                                      --------       --------
                                                                                        75,505         81,770
 GOODWILL AND OTHER ASSETS, net of amortization...............................         211,380        208,157
                                                                                      --------       --------
                                                                                      $307,191       $311,716
                                                                                      --------       --------
                                                                                      --------       --------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade payables............................................................        $ 19,410       $ 10,452
    Other accrued expenses and liabilities....................................          12,288         13,264
                                                                                      --------       --------
                                                                                        31,698         23,716
LONG-TERM DEBT................................................................         170,226        148,691
DEFERRED CREDITS..............................................................           4,000          5,660
STOCKHOLDERS' EQUITY
    Common stock..............................................................             130            129
    Additional capital........................................................         181,991        180,694
    Retained deficit..........................................................         (79,279)       (45,714)
    Less treasury stock at cost...............................................          (1,575)        (1,460)
                                                                                      --------       --------
                                                                                       101,267        133,649
                                                                                      --------       --------
                                                                                      $307,191       $311,716
                                                                                      --------       --------
                                                                                      --------       --------


                See notes to consolidated financial statements.

                       PRONET INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                              ----------------------        ----------------------
                                                               1997           1996           1997           1996
                                                             --------       --------       --------       --------
                                                                   (Unaudited)                   (Unaudited)
REVENUES
    Service revenues..................................       $ 24,505       $ 20,926       $ 48,562       $ 41,942
    Product sales.....................................          5,554          3,889         10,430          7,035
                                                             --------       --------       --------       --------
    Total revenues....................................         30,059         24,815         58,992         48,977
    Net book value of products sold...................         (3,644)        (3,355)        (7,183)        (6,136)
                                                             --------       --------       --------       --------
                                                               26,415         21,460         51,809         42,841

COST OF SERVICES
    Pager lease and access services...................          7,264          5,712         14,450         11,224
    Security systems' equipment services..............            470            315            901            590
                                                             --------       --------       --------       --------
                                                                7,734          6,027         15,351         11,814
                                                             --------       --------       --------       --------
    GROSS MARGIN......................................         18,681         15,433         36,458         31,027
                                                             --------       --------       --------       --------
    EXPENSES
    Sales and marketing...............................          4,258          3,876          8,482          7,915
    General and administrative........................          6,728          6,004         13,089         11,344
    Depreciation and amortization.....................         17,107          8,425         33,117         17,132
    Nonrecurring charges..............................          6,550          7,374          6,550          7,374
                                                             --------       --------       --------       --------
                                                               34,643         25,679         61,238         43,765
                                                             --------       --------       --------       --------
    OPERATING LOSS....................................        (15,962)       (10,246)       (24,780)       (12,738)

OTHER INCOME (EXPENSE)
    Interest and other income.........................             54            187            137            214
    Interest expense..................................         (4,329)        (3,988)        (8,756)        (7,646)
                                                             --------       --------       --------       --------
                                                               (4,275)        (3,801)        (8,619)        (7,432)
                                                             --------       --------       --------       --------
    LOSS BEFORE INCOME TAXES..........................        (20,237)       (14,047)       (33,399)       (20,170)
Income tax expense....................................             67            100            167            100
                                                             --------       --------       --------       --------
    NET LOSS..........................................       $(20,304)      $(14,147)      $(33,566)      $(20,270)
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

NET LOSS PER SHARE....................................       $  (1.61)      $  (1.76)      $  (2.66)      $  (2.65)
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

WEIGHTED AVERAGE SHARES...............................         12,618          8,404         12,601          7,657
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------








               See notes to consolidated financial statements.

                          PRONET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
                                                                (Unaudited)
OPERATING ACTIVITIES:
Net loss.................................................. $(33,566)    $(20,270)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation..........................................   25,183       10,589
    Amortization..........................................    7,934        6,543
    Amortization of discount..............................       36           36
    Provision for losses on accounts receivable...........      961          696
    Provision for settlement costs........................    4,000           --
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable....    1,513       (2,629)
      Decrease in inventories.............................      261          401
      (Increase) decrease in other current assets.........      201       (3,915)
      (Increase) decrease in other assets.................     (758)       7,374
      Increase (decrease) in trade payables and
        other accrued expenses and liabilities............    7,737       (3,141)
                                                           --------     --------
    Net cash provided by (used in) operating activities...   13,502       (4,316)
INVESTING ACTIVITIES:
    Purchase of equipment, net............................   (6,745)     (10,519)
    Purchase of pagers, net of disposals..................   (9,254)     (18,221)
    Acquisitions, net of cash acquired....................  (14,114)     (32,503)
    Computer system software, product enhancements
      and other intangible assets.........................   (3,790)        (668)
    Other.................................................      380         (121)
                                                           --------     --------
    Net cash used in investing activities.................  (33,523)     (62,032)
FINANCING ACTIVITIES:
    Bank debt.............................................   21,500       48,000
    Sale of common stock - net............................       --       94,800
    Payment on bank debt..................................       --      (48,000)
    Exercise of incentive stock options for common stock..       --           66
    Debt financing costs..................................       --       (8,768)
    Other.................................................       52         (348)
                                                           --------     --------
    Net cash provided by financing activities.............   21,552       85,750
                                                           --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS.....................    1,531       19,402
CASH AND CASH EQUIVALENTS:
    Beginning of period...................................    2,286       10,154
                                                           --------     --------
    End of period......................................... $  3,817     $ 29,556
                                                           --------     --------
                                                           --------     --------


                 See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1997

NOTE A - ACCOUNTING POLICIES

          BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K and Form 10-K A for ProNet Inc. (the "Company") filed with the Securities and Exchange Commission on March 28, 1997 and May 1, 1997, respectively.

          GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                                    JUNE 30,   DECEMBER 31,
                                                     1997         1996
                                                   --------    -----------
               Goodwill..........................  $171,927     $164,786
               FCC licenses......................    34,674       34,665
               Other.............................    35,383       31,003
                                                   --------     --------
                                                    241,984      230,454
               Less accumulated amortization.....   (30,604)     (22,297)
                                                   --------     --------
                                                   $211,380     $208,157
                                                   --------     --------
                                                   --------     --------

          Goodwill is amortized using the straight-line method over a fifteen year term. Amortization of the FCC licenses is deferred while the related system is not operational.

          NET LOSS PER SHARE: Net loss per share is based on the weighted average number of common shares and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents, if dilutive, for purposes of computing weighted average shares outstanding.

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

                          PRONET INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):

                                                JUNE 30,    DECEMBER 31,
                                                  1997         1996
                                                --------    ------------
               Senior subordinated notes......  $ 99,426     $ 99,391
               Revolving line of credit.......    70,800       49,300
                                                --------     --------
                                                 170,226      148,691
               Less current maturities........        --           --
                                                --------     --------
                                                $170,226     $148,691
                                                --------     --------
                                                --------     --------

NOTE C - DEFERRED CREDITS

          Deferred credits consist of the following (in thousands):

                                                JUNE 30,    DECEMBER 31,
                                                  1997         1996
                                                --------    ------------
               Deferred payments..............  $     --     $  5,660
               Settlement costs...............     4,000           --
                                                --------     --------
                                                $  4,000     $  5,660
                                                --------     --------
                                                --------     --------

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

          On May 15, 1997, the Company announced that it had entered into an agreement in principle to settle the securities class actions pending against the Company in state and Federal courts. As part of the settlement, the Company agreed to issue one million shares of the Company's Common Stock to the plaintiff. See "Note F - Litigation."

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

                          PRONET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED JUNE 30, 1997

NOTE D - ACQUISITIONS (CONTINUED)

          The pro forma unaudited results of operations for the six months ended June 30, 1997 are not materially different from the historical results and therefore are not presented. The pro forma unaudited results of operations for the six months ended June 30, 1996, (which include acquisitions closed as of June 30, 1997), assuming consummation of the purchases at the beginning of the periods indicated, are as follows (in thousands, except per share data):

                                                       SIX MONTHS ENDED
                                                        JUNE 30, 1996
                                                       ----------------
               Total revenues.........................   $ 57,779
               Net loss...............................    (21,594)
               Net loss per common share..............      (2.80)

          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made as of those dates or of results which may occur in the future.

In the second quarter of 1996, the Company signed a definitive agreement to merge with Teletouch Communications, Inc. ("Teletouch"). In the third quarter of 1996, the Company announced the termination of the pending Teletouch merger. Nonrecurring charges of approximately $7.4 million were recorded in the second quarter of 1996 as a result of the Teletouch merger termination. These charges consist primarily of underwriting, advisory, legal and accounting costs and merger financing costs.

NOTE E - INCOME TAXES

          For the three and six months ended June 30, 1997, the primary differences between the U.S. Federal statutory tax rate and the effective tax rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes.

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

Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other

                          PRONET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997

NOTE F - LITIGATION (CONTINUED)

actions purport to include claims on behalf of all purchasers of the Company's Common Stock during an alleged class period. The state cases have been consolidated into a single action, which alleges violation of the Securities Act of 1933 in connection with the Company's Offering. The federal actions have been consolidated into two separate actions, depending upon the nature of the claim raised. The Company has been served in each action. The Company has also accepted service on behalf of the individuals named in the relevant actions. The Company and the individual defendants have filed answers in each of the state cases. Two orders have been entered appointing lead plaintiffs in the federal cases as provided for in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The plaintiffs have filed consolidated complaints. The Company recently filed motions to dismiss the complaints in the federal cases. Under the provisions of the Reform Act, the federal cases are stayed until the motions to dismiss are resolved.

          The Company has entered into an agreement in principle to settle the securities class actions pending against the Company and its officers and directors in state and federal courts in Dallas. The Company has also entered into an agreement with its former underwriters that terminates the Company's potential liability to its former underwriters.

          The Company and its insurance carriers will pay $5 million to settle all claims against the Company and its officers and directors. The Company will also pay an additional $400,000 to the plaintiffs, as part of its agreement with its former underwriters. The Company will assign to the plaintiffs certain rights against one of its insurers and will issue one million shares of ProNet stock to the class upon final court approval of the settlement. The Company will also pay $2 million to the class if, within two years from final approval of the settlement, the Company engages in a merger or similar transaction in which control of the Company changes. The proposed settlement is subject to execution of a definitive settlement agreement and court approval.

          The proposed settlements will resolve all disputes among the parties to the litigation.

NOTE G - SUBSEQUENT EVENT

          On August 8, 1997, the Company signed a definitive agreement ("the Merger Agreement") to merge into Metrocall, Inc. ("Metrocall"). Metrocall will issue approximately 12.3 million shares of Metrocall common stock, which will be converted at a ratio of 0.9 Metrocall shares per ProNet share, as adjusted. Total value of the merger is approximately $73.8 million.
Metrocall will also assume approximately $170.2 million in the Company's debt.

          This transaction is subject to the approval of the Company's and Metrocall's stockholders, and approval of Metrocall's stockholders of an increase in Metrocall's authorized common shares to 80 million. The Merger Agreement is also subject to other terms and conditions, including regulatory approvals, consents by Metrocall's banks and approval of certain pending securities litigation settlements involving the Company in accordance with previously announced settlements.

          For additional information regarding the transactions contemplated in the Merger Agreement, reference is made to the Agreement and Plan of Merger and certain other documents entered into in connection with the Merger Agreement, copies of which are incorporated herein by reference through Metrocall's Form 8-K dated August 11, 1997.

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

          The Company is a solutions-oriented organization dedicated to individualized customer service which has concentrated on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. The Company focuses its activities in five geographic regions or communication "SuperCenters" centered in major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Stockton, California. At June 30, 1997, the Company had 1,385,354 pagers in service, which was the seventh largest domestic subscriber base of all publicly traded paging companies in the United States.

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

          Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result its paging business currently has a disconnect ("churn") rate in line with the industry average of approximately 3.1% (source: The State of the U.S. Paging Industry: 1995, June 1995, Economic and Management Consultants International, Inc.). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate of 2.9% is in line with the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 1%.

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

          Earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA has grown at a compound annual rate of approximately 43% over the past four years, while cash flows from operating activities has decreased at a compound annual rate of 61% for the same period. Cash flows from operating activities is derived from the statement of cash flows and differs from EBITDA primarily due to interest expense and changes in working capital. EBITDA growth is expected to continue although near term EBITDA margins may be slightly impacted by legal costs, start-up costs associated with certain SuperCenters and new enhanced products and services and the buildout of existing and acquired frequencies in the Company's marketplaces. Cash flow from operating activities is expected to fluctuate based upon the changes in working capital and fluctuations in interest expense resulting from changes in the prevailing interest rates and the level of borrowing on the Company's revolving line of credit. Non-cash and financing-related charges for the Company's acquisition program have negatively impacted earnings in 1996 and the first six months of 1997 and have the potential to continue this trend in the future.

          On August 8, 1997, the Company signed a definitive agreement ("the Merger Agreement") to merge into Metrocall, Inc. ("Metrocall"). Metrocall will issue approximately 12.3 million shares of Metrocall common stock, which will be converted at a ratio of 0.9 Metrocall shares per ProNet share, as adjusted. Total value of the merger is approximately $73.8 million.
Metrocall will also assume approximately $170.2 million in the Company's debt.

          This transaction is subject to the approval of the Company's and Metrocall's stockholders, and approval of Metrocall's stockholders of an increase in Metrocall's authorized common shares to 80 million. The Merger Agreement is also subject to other terms and conditions, including regulatory approvals, consents by Metrocall's banks and approval of certain pending securities litigation settlements involving the Company in accordance with previously announced settlements.

          For additional information regarding the transactions contemplated in the Merger Agreement, reference is made to the Agreement and Plan of Merger and certain other documents entered into in connection with the Merger Agreement, copies of which are incorporated herein by reference through Metrocall's Form 8-K dated August 11, 1997.

          The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company since 1994.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ------------------    ----------------
                                          1997       1996     1997       1996
                                        --------   --------  ------     ------
                                          (in thousands)      (in thousands)
Revenues
  Service revenues.....................$ 22,878   $ 19,578  $ 45,407   $ 39,136
  Product sales........................   5,552      3,889    10,422      7,013
                                       --------   --------  --------   --------
Total revenues.........................  28,430     23,467    55,829     46,149
  Net book value of products sold......  (3,644)    (3,355)   (7,183)    (6,136)
                                       --------   --------  --------   --------
Net revenues (1).......................  24,786     20,112    48,646     40,013
Cost of services.......................  (7,264)    (5,712)  (14,450)   (11,224)
                                       --------   --------  --------   --------
Gross margin...........................  17,522     14,400    34,196     28,789

Sales and marketing expenses...........   4,231      3,781     8,446      7,737
General and administrative expenses....   6,655      5,839    12,953     11,000
Depreciation and amortization expenses.  16,682      8,015    32,313     16,326
Nonrecurring charges...................   6,550      7,374     6,550      7,374
                                       9

                                       --------   --------  --------   --------
Operating loss.........................$(16,596)  $(10,609) $(26,066)  $(13,648)
                                       --------   --------  --------   --------
EBITDA.................................$  6,636   $  4,780  $ 12,797   $ 10,052
                                       --------   --------  --------   --------
                                       --------   --------  --------   --------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

          PAGING SYSTEMS' NET REVENUES for the three and six months ended June 30, 1997 increased 23% to $24.8 million and 22% to $48.6 million, respectively, from $20.1 million and $40.0 million, respectively, for the comparable periods in 1996. Service revenues increased 17% and 16%, to $22.9 million and $45.4 million, respectively, for the three and six months ended June 30, 1997, compared to $19.6 million and $39.1 million, respectively, for the comparable periods in 1996. These increases are primarily attributable to a growing subscriber base achieved through greater market penetration in existing markets and three acquisitions between June 30, 1996 and June 30, 1997. Pagers in service increased 25% to 1,385,354 at June 30, 1997 from 1,107,444 at June 30, 1996. The increase in pagers in service was primarily the result of these recent acquisitions. In 1994, 1995 and 1996, most of the Company's growth in pagers in service was from acquisitions. In addition, internal growth accounted for 51,622 units during the quarter ended June 30, 1997, which represents a year over year internal growth rate of approximately 17%.

          ARPU was $5.61 for the quarter ended June 30, 1997 compared to $6.09 for the quarter ended June 30, 1996. This decrease was due to a further shift in the Company's subscriber base from direct to indirect distribution channels which tend to generate lower revenues per subscriber. The Company's subscriber base was 76% COAM at June 30, 1997 compared to 74% at June 30, 1996. The Company believes that ARPU will continue to decrease, although at a slower rate, as the Company expands its indirect distribution channels.

          PRODUCT SALES LESS NET BOOK VALUE OF PRODUCTS SOLD was $1,908,000 and $3,239,000 for the three and six months ended June 30, 1997, compared to $534,000 and $877,000 for the comparable periods in 1996. The margin increased in 1997 primarily due to increases in product sales and the sale of a frequency in the first quarter of 1997. Management anticipates that the Company's margins may vary from market to market due to competition and other factors.

          PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) was $17.5 million (71% of paging systems' net revenues) and $34.2 million (70% of paging systems' net revenues) for the three and six months ended June 30, 1997, compared to $14.4 million (72% of paging systems' net revenues) and $28.8 million (72% of paging systems' net revenues) for the comparable periods in 1996. The decrease in gross margin as a percentage of paging systems' net revenues was due to the increased expenses related to recent acquisitions, start-up costs associated with certain SuperCenters and the buildout of existing and acquired frequencies in its marketplaces, primarily consisting of telephone, salaries, tower rent and third party access fees. The Company currently anticipates that these margins will decrease slightly in the short term, but will increase in the future as cost efficiencies and integration savings are achieved and as revenues from new systems increase without a relative increase in these costs. The cost of services increased to $7.3 million and $14.5 million for the three and six months ended June 30, 1997, compared to $5.7 million and $11.2 million for the comparable periods of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

          PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $4.2 million (17% of paging systems' net revenues) and $8.4 million (17% of paging systems' net revenues) for the three and six months ended June 30, 1997, compared to $3.8 million (19% of paging systems' net revenues) and $7.7 million (19% of paging systems' net revenues) for the comparable periods of the prior year. The decrease as a percentage of paging systems' net revenues was primarily due to savings resulting from the integration of certain acquired retail counters and the elimination of redundant expenses. These expenses as a percentage of paging systems' net revenues may increase slightly in the future due to the Company's focus on expanding its direct distribution channel.

          PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $6.7 million (27% of paging systems' net revenues) and $12.9 million (27% of paging systems' net revenues) for the three and six months ended June 30, 1997, compared to $5.8 million (29% of paging systems' net revenues) and $11.0 million (28% of paging systems' net revenues) for the comparable periods in 1996. The stabilization as a percentage of paging systems' net revenues was due primarily to the integration of certain acquisitions completed since June 1996 into the SuperCenter structure, as well as the increase in the number of acquired retail store locations referred to above. Management anticipates that paging systems' general and administrative expenses as a percentage of net revenues will decrease slightly over time as a result of general and administrative expenses being spread across a larger subscriber base.

PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES for the three and six months ended June 30, 1997 increased 108% to $16.7 million and 98% to $32.3 million, respectively, from $8.0 million and $16.3 million for the comparable periods in 1996. The increase was due to the amortization of intangibles arising from the acquisitions and the depreciation of additional paging equipment from acquisitions and capital investment for buildout of frequencies and system support. The Company expects this trend in depreciation and amortization expenses to continue in the near term as a result of continued capital investment in paging equipment to support the Company's growth.

     PAGING SYSTEMS' NONRECURRING CHARGES were $6.6 million for the three and six months ended June 30, 1997. These costs represent nonrecurring costs related to the settlement of pending litigation and consisted primarily of settlement, legal and accounting costs associated with the settlement. Nonrecurring charges were $7.4 million for the three and six months ended June 30, 1996. These costs represent nonrecurring costs related to a terminated merger with Teletouch Communications, Inc. ("Teletouch") and related planned financing, consisting primarily of underwriting, advisory, legal and accounting fees and merger financing costs.

     EBITDA for paging systems' operations was $6.6 million (27% of paging systems' net revenues) and $12.8 million (26% of paging systems' net revenues) for the three and six months ended June 30, 1997, compared to $4.8 million (24% of paging systems' net revenues) and $10.1 million (25% of paging systems' net revenues) for the comparable periods in 1996. The Company believes EBITDA will increase slightly as a percentage of net revenues over time as the Company spreads its costs over a larger subscriber base and achieve resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,            JUNE 30,
                                              ------------------    ----------------
                                                1997      1996       1997      1996
                                               ------    ------     ------    ------
                                                (in thousands)       (in thousands)
     Revenues
        Service revenues...................... $1,627    $1,348     $3,155    $2,806
        Product sales.........................      2        --          8        22
                                               ------    ------     ------    ------
     Total revenues...........................  1,629     1,348      3,163     2,828
     Cost of products sold....................     --        --         --        --
                                               ------    ------     ------    ------
     Net revenues (1).........................  1,629     1,348      3,163     2,828
     Cost of services.........................   (470)     (315)      (901)     (590)
                                               ------    ------     ------    ------
     Gross margin.............................  1,159     1,033      2,262     2,238
     Sales and marketing expenses.............     27        95         36       178
     General and administrative expenses......     73       165        136       344
     Depreciation and amortization expenses...    425       410        804       806
                                               ------    ------     ------    ------
     Operating income......................... $  634    $  363     $1,286    $  910
                                               ------    ------     ------    ------
                                               ------    ------     ------    ------
     EBITDA................................... $1,059    $  773     $2,090    $1,716
                                               ------    ------     ------    ------
                                               ------    ------     ------    ------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

     SECURITY SYSTEMS' TOTAL REVENUES increased 21% to $1.6 million and 12% to $3.2 million for the three and six months ended June 30, 1997, from $1.3 million and $2.8 million for the comparable periods in 1996. The increase was due to the installation of 2 new systems since June 30, 1996, as well as expansion of and additional penetration in existing markets. The number of TracPacs in service decreased 2% to 28,796 at June 30, 1997, from 29,329 at June 30, 1996.

     SECURITY SYSTEMS' OPERATING INCOME was $634,000 and $1,286,000 for the three and six months ended June 30, 1997, compared to $363,000 and $910,000 for the same periods in 1996. The increase in operating income resulted primarily from increased revenues and decreased sales and marketing and general and administrative expenses.

     EBITDA for the security systems' operations was $1,059,000 (65% of security systems' net revenues) and 2,090,000 (66% of security systems' service revenues) for the three and six months ended June 30, 1997, compared to $773,000 (57% of security systems' net revenues) and $1.7 million (61% of security systems' net revenues) for the same periods in 1996. The increase was primarily due to increases in net revenues and decreases in sales and marketing and general and administrative expenses.

OTHER INCOME (EXPENSE)

     Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from changes in the outstanding amounts under the revolving line of credit. Interest expense increased for the three months and six months ended June 30, 1997 from prior periods primarily as a result of increased borrowing under the revolving line of credit. Interest expense is expected to continue to fluctuate based on changes in the outstanding amounts under the revolving line of credit and changes in interest rates.

FEDERAL INCOME TAXES

     At December 31, 1996 the Company had net operating loss carryforwards of $45.7 million for income tax purposes that expire in years 2005 through 2011. For the three and six months ended June 30, 1997, the differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes

LIQUIDITY AND CAPITAL RESOURCES

     During 1996 and 1997, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $13.5 million for the six months ended June 30, 1997, compared to net cash used in operating activities of $4.3 million for the comparable period in 1996. The increase in cash provided by operating activities was primarily due to decreases in trade accounts receivable and other assets and increases in trade payables and other accrued expenses and liabilities. Acquisitions prior to September 1995 were financed with borrowings under the Company's revolving line of credit. Proceeds from the sale of the senior subordinated notes issued in 1995 were used to repay all indebtedness outstanding under the Company's revolving line of credit and to fund the remaining acquisitions in 1995. The purchase of the Nationwide License in July 1996 was funded with $28 million from the Company's equity offering in June 1996 and $15 million with borrowings under its revolving line of credit. The $8.9 million cash portion of the acquisition of Modern in the first quarter of 1997 was also funded with borrowings under its revolving line of credit. The Company anticipates that its ongoing capital needs will be funded with additional borrowings and net cash generated by operations.

CAPITAL EXPENDITURES

     As of June 30, 1997, the Company had invested $114.4 million in system equipment and pagers for its major metropolitan markets and $13.9 million in system equipment and TracPacs for its 34 security systems.

     Capital expenditures for paging systems' equipment was $6.4 million for the six months ended June 30, 1997 compared to $9.7 million for the comparable period in 1996 (excluding assets acquired pursuant to the completed acquisitions). Capital expenditures for security systems' equipment and TracPacs for the six months ended June 30, 1997 was $270,000 compared to $803,000 for the comparable period in 1996.

     Except for those assets acquired through acquisitions and any capital costs associated with new enhanced products and services, the Company expects to meet its capital requirements in 1997 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at June 30, 1997, the Company anticipates capital expenditures for the remainder of 1997 to be $14.0 million for the purchase of system equipment for its current paging systems' operations and $400,000 for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

CREDIT FACILITIES

     The $150 million under the Company's revolving line of credit consists of a $25 million revolving line of credit maturing December 31, 2003, and a $125 million two-year revolving line of credit which converts July 1, 1998 to a term loan maturing December 31, 2003. The borrowings bear interest, at the Company's designation, at either (i) the ABR plus a margin of up to 1.5%, or
(ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. A commitment fee of either
 .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly.

SENIOR SUBORDINATED NOTES

     In June 1995, the Company completed a Rule 144A Offering of $100 million principal amount of its 11 7/8% senior subordinated notes due 2005 (the "1995 Notes"). Proceeds to the Company from the sale of the 1995 Notes, after deducting discounts, commissions and offering expenses, were approximately $95.6 million. The Company used approximately $49.4 million of the net proceeds to repay all indebtedness outstanding under the existing revolving line of credit. The Company used the remaining proceeds to pursue the Company's acquisition strategy, to purchase frequency rights, to make capital expenditures for buildout of the Company's regional paging systems and for enhanced services, and for working capital and general corporate purposes.

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

COMMON STOCK OFFERING

     In June 1996, the Company issued four million shares of its Common Stock at a price of $25 per share. The net proceeds to the Company from the Offering, after deducting commissions and offering expenses were approximately $94.8 million. Also in June 1996, the Company used approximately $48 million of the net proceeds of the Offering to repay all outstanding indebtedness under its existing revolving line of credit, $3 million to pay bank fees for the Credit Facilities, $6 million to pay interest due on the 1995 Notes, and $8 million to fund interest, penalty and underwriters fees for senior subordinated notes related to the terminated Teletouch merger. In July 1996, the

Company used approximately $28 million of the Offering proceeds to purchase the Nationwide License. The remaining proceeds were used to fund capital expenditures and for working capital and general operating needs.

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

LITIGATION

     If the proposed agreement in principle defined in "Item 1 - Legal Proceedings" and "Note F - Litigation" to the Consolidated Financial Statements is not finalized in accordance with the terms described therein, the final outcome of the securities class actions could have a material adverse effect on the Company's results of operations during fiscal year 1997 or subsequent periods.

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

     Each of these cases purports to be a class action on behalf of a class of purchasers of the Company's common stock. The actions, taken as a group, allege that the Company violated the Securities Act of 1933, the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), and certain state statutes and common law doctrines. All of the actions were filed after the price of the Company's stock decreased in June 1996. Certain of the actions pertain to an alleged class of plaintiffs who purchased shares in the Company's $100 million public offering, which closed on June 5, 1996. Other actions purport to include claims on behalf of all purchasers of the Company's common stock during an alleged class period. The state cases have been consolidated into a single action, which alleges violation of the Securities Act of 1933 in connection with the Company's Offering. The federal actions have been consolidated into two separate actions, depending upon the nature of the claim raised. The Company has been served in each action. The Company has also accepted service on behalf of the individuals named in the relevant actions. The Company and the individual defendants have filed answers in each of the state cases. Two orders have been entered appointing lead plaintiffs in the federal cases as provided for in the Reform Act. The plaintiffs have filed consolidated complaints. The Company recently filed motions to dismiss the complaints in the federal cases. Under the provisions of the Reform Act, the federal cases are stayed until the motions to dismiss are resolved.

     The Company has entered into an agreement in principle to settle the securities class actions pending against the Company and its officers and directors in state and federal courts in Dallas. The Company has also entered into an agreement with its former underwriters that terminates the Company's potential liability to its former underwriters.

     The Company and its insurance carriers will pay $5 million to settle all claims against the Company and its officers and directors. The Company will also pay an additional $400,000 to the plaintiffs, as part of its agreement with its former underwriters. The Company will assign to the plaintiffs certain rights against one of its insurers and will issue one million shares of ProNet stock to the class upon final court approval of the settlement.
The Company will also pay $2 million to the class if, within two years from final approval of the settlement, the Company engages in a merger or similar transaction in which control of the Company changes. The proposed settlement is subject to execution of a definitive settlement agreement and court approval.

     The proposed settlements will resolve all disputes among the parties to the litigation.

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
              of the Company's Directors (filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-
              14956) filed July 10, 1987, and incorporated herein by reference).

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

10.18     -   Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffrey Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).

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

10.23     -   Office Lease Agreement by and between the Company and Carter-
              Crowley Properties, Inc., as Landlord (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

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
              Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow
              Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996(filed as an exhibit to the Company's
              Schedule 13D filed April 26, 1996, and incorporated by reference).

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

10.35     -   Incentive Compensation Agreement dated as of July 7, 1997
              between the Company and Impulse Telecommunications Corporation.*

10.36     -   Agreement and Plan of Merger dated as of August 8, 1997 between
              Metrocall, Inc. and the Company (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).

10.37     -   Option Agreement between Metrocall, Inc. and the Company dated
              August 8, 1997 (filed as an exhibit to Metrocall's Form 8-K dated
              August 11, 1997, and incorporated herein by reference).

10.38     -   Stockholders Voting Agreement between the Company and certain stockholders of Metrocall, Inc. dated August 8, 1997 (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).

         (b) Reports on Form 8-K: On July 2, 1997, the Company filed a Current Report on Form 8-K relating to the settlement of securities litigation.

___________________________

* Filed herewith

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRONET INC.
                                       (Registrant)



DATE: August 12, 1997                  By:    /s/   Jan E. Gaulding
                                          -------------------------------------
                                                    Jan E. Gaulding
                                       SENIOR VICE PRESIDENT, TREASURER AND
                                             CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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
              of the Company's Directors (filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-
              14956) filed July 10, 1987, and incorporated herein by reference).

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

10.18     -   Change in Control Agreement dated May 18, 1994, by and between the Company and Jeffrey Owens (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994, and incorporated herein by reference).

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

10.23     -   Office Lease Agreement by and between the Company and Carter-
              Crowley Properties, Inc., as Landlord (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 5, 1995, and incorporated herein by reference).

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
              Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow
              Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996(filed as an exhibit to the Company's
              Schedule 13D filed April 26, 1996, and incorporated by reference).

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

10.35     -   Incentive Compensation Agreement dated as of July 7, 1997
              between the Company and Impulse Telecommunications Corporation.*

10.36     -   Agreement and Plan of Merger dated as of August 8, 1997 between
              Metrocall, Inc. and the Company (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).

10.37     -   Option Agreement between Metrocall, Inc. and the Company dated
              August 8, 1997 (filed as an exhibit to Metrocall's Form 8-K dated
              August 11, 1997, and incorporated herein by reference).

10.38     -   Stockholders Voting Agreement between the Company and certain stockholders of Metrocall, Inc. dated August 8, 1997 (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).

___________________________

* Filed herewith