Form 10-Q
period 1997-09-30
PRONET INC /DE/
filed 1997-11-13
CIK 815553

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                                  ---------

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997
                                      OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES __X__   NO _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: 12,638,392.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PRONET INC.

                                     INDEX

PART I.    FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
    Item 1. Financial Statements (Unaudited)


              Consolidated Balance Sheets at September 30, 1997 and
                December 31, 1996. . . . . . . . . . . . . . . . . . . .    1


              Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1997 and 1996     2


              Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996 . . . . . .    3


              Notes to Consolidated Financial Statements . . . . . . . .    4


    Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations . . . .    8


PART II.    OTHER INFORMATION


    Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  16

    Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  17


    SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         PRONET INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
                                                                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .   $  3,497       $  2,286
  Trade accounts receivable, net of allowance for doubtful accounts . . .     13,149         13,747
  Federal income tax receivable . . . . . . . . . . . . . . . . . . . . .         --            497
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,605          2,760
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .      2,322          2,499
                                                                            --------       --------
                                                                              21,573         21,789
EQUIPMENT
  Pagers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     58,453         59,003
  Communications equipment. . . . . . . . . . . . . . . . . . . . . . . .     55,556         49,134
  Security systems' equipment . . . . . . . . . . . . . . . . . . . . . .     14,128         12,897
  Office and other equipment. . . . . . . . . . . . . . . . . . . . . . .     13,381         11,454
                                                                            --------       --------
                                                                             141,518        132,488
  Less allowance for depreciation . . . . . . . . . . . . . . . . . . . .    (73,134)       (50,718)
                                                                            --------       --------
                                                                              68,384         81,770
 GOODWILL AND OTHER ASSETS, net of amortization . . . . . . . . . . . . .    209,804        208,157
                                                                            --------       --------
                                                                            $299,761       $311,716
                                                                            --------       --------
                                                                            --------       --------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade payables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 17,778       $ 10,452
  Other accrued expenses and liabilities. . . . . . . . . . . . . . . . .     17,377         13,264
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .      1,656             --
                                                                            --------       --------
                                                                              36,811         23,716
LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    170,088        148,691
DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,000          5,660
STOCKHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        131            129
  Additional capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    182,049        180,694
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (91,743)       (45,714)
  Less treasury stock at cost . . . . . . . . . . . . . . . . . . . . . .     (1,575)        (1,460)
                                                                            --------       --------
                                                                              88,862        133,649
                                                                            --------       --------
                                                                            $299,761       $311,716
                                                                            --------       --------
                                                                            --------       --------

                See notes to consolidated financial statements.

                         PRONET INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                  ----------------------        ----------------------
                                                    1997           1996           1997          1996
                                                  --------       -------        --------      --------
                                                        (Unaudited)                   (Unaudited)
REVENUES
    Service revenues . . . . . . . . . . . . . .  $ 24,910       $21,460        $ 73,472      $ 63,402
    Product sales. . . . . . . . . . . . . . . .     4,458         4,017          14,888        11,052
                                                  --------       --------       --------      --------
    Total revenues . . . . . . . . . . . . . . .    29,368        25,477          88,360        74,454
    Net book value of products sold. . . . . . .    (2,726)       (3,307)         (9,909)       (9,443)
                                                  --------       --------       --------      --------
                                                    26,642        22,170          78,451        65,011

COST OF SERVICES
    Pager lease and access services. . . . . . .     7,434         6,184          21,884        17,408
    Security systems' equipment services . . . .       341           292           1,242           882
                                                  --------       --------       --------      --------
                                                     7,775         6,476          23,126        18,290
                                                  --------       --------       --------      --------
    GROSS MARGIN . . . . . . . . . . . . . . . .    18,867        15,694          55,325        46,721

    EXPENSES
    Sales and marketing. . . . . . . . . . . . .     4,359         3,890          12,841        11,805
    General and administrative . . . . . . . . .     6,683         5,862          19,772        17,206
    Depreciation and amortization. . . . . . . .    15,897         9,630          49,014        26,762
    Nonrecurring charges (credits) . . . . . . .      (200)           26           6,350         7,400
                                                  --------       --------       --------      --------
                                                    26,739        19,408          87,977        63,173
                                                  --------       --------       --------      --------
    OPERATING LOSS . . . . . . . . . . . . . . .    (7,872)       (3,714)        (32,652)      (16,452)

OTHER INCOME (EXPENSE)
    Interest and other income. . . . . . . . . .        64            20             201           234
    Interest expense . . . . . . . . . . . . . .    (4,649)       (3,670)        (13,405)      (11,316)
                                                  --------       --------       --------      --------
                                                    (4,585)       (3,650)        (13,204)      (11,082)
                                                  --------       --------       --------      --------
    LOSS BEFORE INCOME TAXES . . . . . . . . . .   (12,457)       (7,364)        (45,856)      (27,534)
Income tax expense . . . . . . . . . . . . . . .         6           124             173           224
                                                  --------       --------       --------      --------
    NET LOSS . . . . . . . . . . . . . . . . . .  $(12,463)      $(7,488)       $(46,029)     $(27,758)
                                                  --------       --------       --------      --------
                                                  --------       --------       --------      --------

NET LOSS PER SHARE . . . . . . . . . . . . . . .  $  (0.99)      $ (0.65)       $  (3.65)     $  (3.10)
                                                  --------       --------       --------      --------
                                                  --------       --------       --------      --------

  WEIGHTED AVERAGE SHARES. . . . . . . . . . . .    12,638        11,572          12,613         8,962
                                                  --------       --------       --------      --------
                                                  --------       --------       --------      --------

              See notes to consolidated financial statements.

                             PRONET INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------      ---------
                                                                            (Unaudited)
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(46,029)     $ (27,758)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    37,092         16,763
   Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,922          9,999
   Amortization of discount . . . . . . . . . . . . . . . . . . . . .        53             42
   Provision for losses on accounts receivable. . . . . . . . . . . .     1,455          1,084
   Provision for settlement costs . . . . . . . . . . . . . . . . . .     4,000             --
   Changes in operating assets and liabilities:
    Increase in trade accounts receivable . . . . . . . . . . . . . .      (830)        (3,674)
    Increase in inventories . . . . . . . . . . . . . . . . . . . . .      (720)        (1,159)
    (Increase) decrease in other current assets . . . . . . . . . . .       675         (2,395)
    Decrease in other assets. . . . . . . . . . . . . . . . . . . . .        --          5,476
    Increase in trade payables and
     other accrued expenses and liabilities . . . . . . . . . . . . .    12,008          2,771
                                                                       --------      ---------
   Net cash provided by operating activities. . . . . . . . . . . . .    19,626          1,149
INVESTING ACTIVITIES:
   Purchase of equipment, net . . . . . . . . . . . . . . . . . . . .    (6,979)       (11,768)
   Purchase of pagers, net of disposals . . . . . . . . . . . . . . .   (14,486)       (24,132)
   Acquisitions, net of cash acquired . . . . . . . . . . . . . . . .   (14,114)       (76,703)
   Computer system software, product enhancements
    and other intangible assets . . . . . . . . . . . . . . . . . . .    (6,254)          (934)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       366           (390)
                                                                       --------      ---------
   Net cash used in investing activities. . . . . . . . . . . . . . .   (41,467)      (113,927)
FINANCING ACTIVITIES:
   Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,000         67,000
   Sale of common stock - net . . . . . . . . . . . . . . . . . . . .        --         94,800
   Payment on bank debt . . . . . . . . . . . . . . . . . . . . . . .        --        (48,000)
   Debt financing costs . . . . . . . . . . . . . . . . . . . . . . .        --         (8,948)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        52           (294)
                                                                       --------      ---------
   Net cash provided by financing activities. . . . . . . . . . . . .    23,052        104,558
                                                                       --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .     1,211         (8,220)
CASH AND CASH EQUIVALENTS:
   Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .     2,286         10,154
                                                                       --------      ---------
   End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,497      $   1,934
                                                                       --------      ---------
                                                                       --------      ---------

                See notes to consolidated financial statements.

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1997

NOTE A - ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K and Form 10-K A for ProNet Inc. (the "Company") for the year ended December 31, 1996 filed with the Securities and Exchange Commission (the "SEC") on March 28, 1997 and May 1, 1997, respectively.

     GOODWILL AND OTHER ASSETS: Goodwill and other assets consist of the following (in thousands):

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1997           1996
                                                  ---------     ---------
              Goodwill.........................   $ 171,927     $ 164,786
              FCC licenses.....................      34,674        34,665
              Other............................      37,795        31,003
                                                  ---------     ---------
                                                    244,396       230,454
              Less accumulated amortization....     (34,592)      (22,297)
                                                  ---------     ---------
                                                  $ 209,804     $ 208,157
                                                  ---------     ---------
                                                  ---------     ---------

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

                             PRONET INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1997


NOTE B - LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                            SEPTEMBER 30,   DECEMBER 31,
                                               1997            1996
                                             ---------       ---------
              Senior subordinated notes....  $  99,444       $  99,391
              Revolving line of credit.....     72,300          49,300
                                             ---------       ---------
                                               171,744         148,691
              Less current maturities......     (1,656)             --
                                             ---------       ---------
                                             $ 170,088       $ 148,691
                                             ---------       ---------
                                             ---------       ---------

NOTE C - DEFERRED CREDITS

    Deferred credits consist of the following (in thousands):

                                            SEPTEMBER 30,   DECEMBER 31,
                                               1997            1996
                                             ---------       ---------
              Deferred payments...........   $      --       $   5,660
              Settlement costs............       4,000             --
                                             ---------       ---------
                                             $   4,000       $   5,660
                                             ---------       ---------
                                             ---------       ---------


    At December 31, 1996, the Company had deferred payments outstanding related to the Cobbwells, Inc. dba Page One ("Page One") and SigNet Paging of Raleigh, Inc. ("SigNet Raleigh") acquisitions of $4.9 million and $800,000, respectively, which were due and payable one year from the closing of the respective transactions. The balances were payable, at the Company's discretion, either in cash or shares of the Company's Common Stock based on current market value at the date of payment. In January 1997, the Company paid $4.9 million in cash and issued 46,232 shares of its Common Stock in payment of $5.7 million of the Page One and SigNet Raleigh deferred payments.

    On May 15, 1997, the Company announced that it had entered into an agreement in principle to settle the securities class actions pending against the Company in state and Federal courts. As part of the settlement, the Company agreed to issue one million shares of the Company's Common Stock to the plaintiff. See "Note G - Litigation."

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

                          PRONET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


NOTE D - ACQUISITIONS (CONTINUED)

    The pro forma unaudited results of operations for the nine months ended September 30, 1997 and 1996 are not materially different from the historical results and therefore are not presented.

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

NOTE E - PENDING MERGER

    On August 8, 1997, the Company signed a definitive agreement ("the Merger Agreement") to merge into Metrocall, Inc. ("Metrocall"). Metrocall will issue approximately 12.3 million shares of Metrocall common stock, which will be converted at a ratio of 0.9 Metrocall shares per ProNet share, as adjusted. Total value of the merger is approximately $73.8 million based on the market value of ProNet's Common Stock on August 8, 1997. Metrocall will also assume all of the Company's debt.

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

    For additional information regarding the transaction contemplated in the Merger Agreement, reference is made to the Agreement and Plan of Merger and certain other documents entered into in connection with the Merger Agreement, copies of which are incorporated herein by reference through Metrocall's Form 8-K dated August 11, 1997.

NOTE F - INCOME TAXES

    For the three and nine months ended September 30, 1997, the primary difference between the U.S. Federal statutory tax rate and the effective tax rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes.

                         PRONET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED SEPTEMBER 30, 1997


NOTE G - LITIGATION

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

    The Company entered into an agreement effective May 14, 1997 to settle the pending securities class actions. The Company, its insurance carriers and its former underwriters will pay $8.25 million to claims against the defendants. The Company has agreed to pay $1.7 million of this amount. In addition, the Company will issue one million shares of the Company's Common Stock to the class. The Company will also pay $2 million to the class if, within two years from final approval of the settlement, the Company engages in a merger or similar transactions which results in a "change of control" of the Company. The proposed settlement is subject to court approval. The proposed settlement will resolve all disputes to the litigation.

    On September 24, 1997, the United States District Court for the Northern District of Texas preliminarily approved the proposed settlement. The Court set a hearing on the parties' joint motion for entry of a final judgement approving the settlement for November 19, 1997.

    On August 13, 1997, the Company and certain of its directors were named in a class action complaint in the Court of Chancery for the State of Delaware in and for New Castle County. The case is styled, JERRY KRIM V. PRONET INC., ET AL., C.A. No. 15873. In this action, the plaintiff alleges that the Company's stockholders will receive inadequate consideration in connection with the Company's proposed merger with Metrocall. The plaintiff further alleges various breaches by the director defendants in connection with the proposed merger. The defendants view the complaint as meritless and on September 5, 1997, filed a motion to dismiss the plaintiff's complaint. That motion is pending before the Court.

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

    The Company is a solutions-oriented organization dedicated to individualized customer service that has concentrated on identifying market opportunities in the wireless communications market where it can provide users with enhanced wireless services. The Company focuses its activities in five geographic regions or communication "SuperCenters" centered in major metropolitan markets and population corridors, which generally have the demographics, market size, travel patterns and types of businesses that indicate significant potential demand for the Company's products and services. The SuperCenters are located in New York, Chicago, Houston, Charlotte and Stockton, California. At September 30, 1997, the Company had 1,426,274 pagers in service, which was the seventh largest domestic subscriber base of all publicly traded paging companies in the United States.

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

    Each month a percentage of the customer base disconnects service for a variety of reasons. ProNet does, however, place substantial emphasis on customer care and quality of service and as a result its paging business currently has a disconnect ("churn") rate in line with the industry average of approximately 3.1% (source: The State of the U.S. Paging Industry: 1995, June 1995, Economic and Management Consultants International, Inc.). Churn is the number of customers disconnecting service each month as a percentage of the total subscriber base. Although the Company's current disconnect rate of 2.7% is in line with the industry average, there can be no assurance that the Company will not experience an increase in its churn rate, which may adversely affect the Company's results of operations. The Company's monthly churn rate in the security tracking business is lower than in its paging business - currently approximately 1%.

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

    Earnings before other income (expense), income taxes, depreciation and amortization and nonrecurring charges ("EBITDA") is a standard measure of operating performance in the paging industry. The Company's EBITDA has grown at a compound annual rate of approximately 43% over the past four years, while cash flows from operating activities has decreased at a compound annual rate of 61% for the same period. Cash flows from operating activities is derived from the statement of cash flows and differs from EBITDA primarily due to interest expense and changes in working capital. EBITDA growth is expected to continue although near term EBITDA margins may be slightly impacted by legal costs, start-up costs associated with certain SuperCenters and new enhanced products and services and the buildout of existing and acquired frequencies in the Company's marketplaces. Cash flow from operating activities is expected to fluctuate based upon the changes in working capital and fluctuations in interest expense resulting from changes in the prevailing interest rates and the level of borrowing on the Company's revolving line of credit. Non-cash and financing-related charges for the Company's acquisition program have negatively impacted earnings in 1996 and the first nine months of 1997 and have the potential to continue this trend in the future.

    The following discussion and analysis of financial condition and results of operations includes the historical results of operations of the Company and the results of operations from the respective acquisition dates of all acquisitions completed by the Company since 1994.

PAGING SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------    ------------------
                                                           1997       1996       1997      1996
                                                         -------    -------    -------    -------
                                                            (in thousands)       (in thousands)
    Revenues
         Service revenues . . . . . . . . . . . . . .    $23,389    $19,998    $ 68,796   $ 59,134
         Product sales. . . . . . . . . . . . . . . .      4,447      3,999      14,869     11,012
                                                         -------    -------    --------   --------
    Total revenues. . . . . . . . . . . . . . . . . .     27,836     23,997      83,665     70,146
         Cost of products sold. . . . . . . . . . . .     (2,718)    (3,303)     (9,901)    (9,439)
                                                         -------    -------    --------   --------
    Net revenues (1). . . . . . . . . . . . . . . . .     25,118     20,694      73,764     60,707
         Cost of services . . . . . . . . . . . . . .     (7,434)    (6,184)    (21,884)   (17,408)
                                                         -------    -------    --------   --------
    Gross margin. . . . . . . . . . . . . . . . . . .     17,684     14,510      51,880     43,299
         Sales and marketing expenses . . . . . . . .      4,318      3,847      12,763     11,584
         General and administrative expenses. . . . .      6,566      5,662      19,519     16,662
         Depreciation and amortization expenses . . .     15,471      9,244      47,784     25,571
         Nonrecurring charges . . . . . . . . . . . .       (200)        26       6,350      7,400
                                                         -------    -------    --------   --------
    Operating loss. . . . . . . . . . . . . . . . . .    $(8,471)   $(4,269)   $(34,536)  $(17,918)
                                                         -------    -------    --------   --------
                                                         -------    -------    --------   --------
    EBITDA. . . . . . . . . . . . . . . . . . . . . .     $6,800    $ 5,001    $ 19,598   $ 15,053
                                                         -------    -------    --------   --------
                                                         -------    -------    --------   --------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    PAGING SYSTEMS' NET REVENUES for the three and nine months ended September 30, 1997 increased 21% to $25.1 million and 22% to $73.8 million, respectively, from $20.7 million and $60.7 million, respectively, for the comparable periods in 1996. Service revenues increased 17% and 16%, to $23.4 million and $68.8 million, respectively, for the three and nine months ended September 30, 1997, compared to $20.0 million and $59.1 million, respectively, for the comparable periods in 1996. These increases are primarily attributable to a growing subscriber base achieved through greater market penetration in existing markets and three acquisitions between September 30, 1996 and September 30, 1997. Pagers in service increased 25% to 1,426,274 at September 30, 1997 from 1,142,570 at September 30, 1996. The increase in pagers in service was primarily the result of internal growth. In 1994, 1995 and 1996, most of the Company's growth in pagers in service was from acquisitions. In addition, internal growth accounted for 40,920 units during the quarter ended September 30, 1997, which represents a year over year internal growth rate of approximately 25%.

    ARPU was $5.54 for the quarter ended September 30, 1997 compared to $5.88 for the quarter ended September 30, 1996. This decrease was due to a further shift in the Company's subscriber base from direct to indirect distribution channels which tend to generate lower revenues per subscriber. The Company's subscriber base was 76% COAM at September 30, 1997 compared to 74% at September 30, 1996. The Company believes that ARPU will continue to decrease, although at a slower rate, as the Company continues to expand its indirect distribution channel.

    PRODUCT SALES LESS NET BOOK VALUE OF PRODUCTS SOLD was $1.7 million and $5.0 million for the three and nine months ended September 30, 1997, compared to $696,000 and $1.6 million for each of the comparable periods in 1996. The increase in 1997 is primarily due to increases in product sales and the sale of a frequency in the first quarter of 1997. Management anticipates that the Company's margins on pager sales may vary from market to market due to competition and other factors.

    PAGING SYSTEMS' GROSS MARGIN (net revenues less cost of services) was $17.7 million (70% of paging systems' net revenues) and $51.9 million (70% of paging systems' net revenues) for the three and nine months ended September 30, 1997, compared to $14.5 million (70% of paging systems' net revenues) and $43.3 million (71% of paging systems' net revenues) for the comparable periods in 1996. The decrease in gross margin as a percentage of paging systems' net revenues for the nine months ended September 30, 1997 was due to increased expenses related to the buildout of existing and acquired frequencies in its marketplaces, primarily consisting of salaries and tower rent, offset by lower telephone costs. The Company currently anticipates that these margins will remain constant in the short term, and will increase in the future as cost efficiencies and integration savings are achieved and as revenues from new systems increase without a relative increase in costs. The cost of services increased to $7.4 million and $21.9 million for the three and nine months ended September 30, 1997, compared to $6.2 million and $17.4 million for the comparable periods of the prior year, as a result of the increased costs of servicing a substantially larger subscriber base resulting from both internal growth and acquisitions.

    PAGING SYSTEMS' SALES AND MARKETING EXPENSES were $4.3 million (17% of paging systems' net revenues) and $12.8 million (17% of paging systems' net revenues) for the three and nine months ended September 30, 1997, compared to $3.8 million (19% of paging systems' net revenues) and $11.6 million (19% of paging systems' net revenues) for the comparable periods of the prior year. The decrease as a percentage of paging systems' net revenues was primarily due to savings resulting from the integration of certain acquired retail counters and the elimination of redundant expenses. These expenses as a percentage of paging systems' net revenues may increase slightly in the future if the Company expands its retail distribution channel.

    PAGING SYSTEMS' GENERAL AND ADMINISTRATIVE EXPENSES were $6.6 million (26% of paging systems' net revenues) and $19.5 million (27% of paging systems' net revenues) for the three and nine months ended September 30, 1997, compared to $5.7 million (27% of paging systems' net revenues) and $16.7 million (27% of paging systems' net revenues) for the comparable periods in 1996. The stabilization as a percentage of paging systems' net revenues was due primarily to the integration of certain acquisitions completed since September 1996 into the SuperCenter structure, as well as the increase in the number of acquired retail store locations referred to above. Management anticipates that paging systems' general and administrative expenses as a percentage of net revenues will decrease slightly over time as a result of general and administrative expenses being spread across a larger subscriber base.

    PAGING SYSTEMS' DEPRECIATION AND AMORTIZATION EXPENSES for the three and nine months ended September 30, 1997 increased 67% to $15.5 million and 87% to $47.8 million, respectively, from $9.2 million and $25.6 million for the comparable periods in 1996. The increase was due to the amortization of intangibles arising from the acquisitions and the depreciation of additional paging equipment from acquisitions and capital investment for buildout of frequencies and system support. The Company expects this trend in depreciation and amortization expenses to continue in the near term as a result of continued capital investment in paging equipment to support the Company's growth.

    PAGING SYSTEMS' NONRECURRING CHARGES AND CREDITS were $(200,000) and $6.4 million, respectively, for the three and nine months ended September 30, 1997. The nonrecurring charge for the nine months ended September 30, 1997 represents costs related to the settlement of pending litigation and consisted primarily of settlement, legal and accounting costs associated with the settlement. Nonrecurring charges were $26,000 and $7.4 million for the three and nine months ended September 30, 1996, respectively. These costs represent nonrecurring costs related to a terminated merger with Teletouch Communications, Inc. ("Teletouch") and related planned financing, consisting primarily of underwriting, advisory, legal and accounting fees and merger financing costs.

    EBITDA for paging systems' operations was $6.8 million (27% of paging systems' net revenues) and $19.6 million (27% of paging systems' net revenues) for the three and nine months ended September 30, 1997, compared to $5.0 million (24% of paging systems' net revenues) and $15.1 million (25% of paging systems' net revenues) for the comparable periods in 1996. The Company believes EBITDA will increase slightly as a percentage of net revenues over time as the Company spreads its costs over a larger subscriber base and achieves resulting economies of scale and operating efficiencies.

SECURITY SYSTEMS' RESULTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------    -----------------
                                               1997      1996       1997       1996
                                             --------  --------    ------     ------
                                               (in thousands)        (in thousands)
    Revenues
      Service revenues                        $1,521    $1,462     $ 4,676    $4,268
      Product sales                               11        18          19        40
                                              ------    ------     -------    ------
    Total revenues                             1,532     1,480       4,695     4,308
      Cost of products sold                       (8)       (4)         (8)       (4)
                                              ------    ------     -------    ------
    Net revenues (1)                           1,524     1,476       4,687     4,304
      Cost of services                          (341)     (292)     (1,242)     (882)
                                              ------    ------     -------    ------
    Gross margin                               1,183     1,184       3,445     3,422
      Sales and marketing expenses                41        43          78       221
      General and administrative expenses        117       200         253       544
      Depreciation and amortization expenses     426       386       1,230     1,191
                                              ------    ------     -------    ------
    Operating income                          $  599    $  555     $ 1,884    $1,466
                                              ------    ------     -------    ------
                                              ------    ------     -------    ------
    EBITDA                                    $1,025    $  941     $ 3,114    $2,657
                                              ------    ------     -------    ------
                                              ------    ------     -------    ------

(1) Net revenues represent revenues from services, rent and maintenance plus product sales less cost of products sold.

    SECURITY SYSTEMS' TOTAL REVENUES increased 4% to $1.5 million and 9% to $4.7 million for the three and nine months ended September 30, 1997, from $1.5 million and $4.3 million for the comparable periods in 1996. The increase was due to the installation of two new systems since September 30, 1996, as well as expansion of and additional penetration in existing markets. The number of TracPacs in service decreased 5% to 27,229 at September 30, 1997, from 28,710 at September 30, 1996.

    SECURITY SYSTEMS' OPERATING INCOME was $599,000 and $1.9 million for the three and nine months ended September 30, 1997, compared to $555,000 and $1.5 million for the same periods in 1996. The increase in operating income for the three and nine months ended September 30, 1997 resulted primarily from increased revenues and decreased sales and marketing and general and administrative expenses.

    EBITDA for the security systems' operations was $1.0 million (67% of security systems' net revenues) and $3.1 million (66% of security systems' service revenues) for the three and nine months ended September 30, 1997, compared to $941,000 (64% of security systems' net revenues) and $2.7 million (62% of security systems' net revenues) for the same periods in 1996. The increase was primarily due to increases in net revenues and decreases in sales and marketing and general and administrative expenses.

OTHER INCOME (EXPENSE)

    Other income (expense) includes interest income generated from short-term investments and interest expense incurred. The period-to-period fluctuations in interest expense have resulted primarily from changes in the outstanding amounts under the revolving line of credit. Interest expense increased for the three and nine months ended September 30, 1997 from prior periods primarily due to increased borrowings under the revolving line of credit. Interest expense is expected to continue to fluctuate based on changes in the outstanding amounts under the revolving line of credit and changes in interest rates.

FEDERAL INCOME TAXES

    At December 31, 1996 the Company had net operating loss carryforwards of $45.7 million for income tax purposes that expire in years 2005 through 2011. For the three and nine months ended September 30, 1997, the differences between the U.S. Federal statutory tax rate and the effective rate in the Company's historical financial statements are state income taxes, net operating losses with no benefit and the amortization of goodwill related to stock acquisitions, which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    During 1996 and 1997, the Company financed the majority of its growth, other than acquisitions, through internally generated funds. Net cash provided by operating activities was $19.6 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $1.1 million for the comparable period in 1996. The increase in net cash provided by operating activities was primarily due to increases in the net loss offset by increases in depreciation and amortization, trade payables and other accrued expenses and liabilities and decreases in other assets. Acquisitions prior to September 1995 were financed with borrowings under the Company's revolving line of credit. Proceeds from the sale of the senior subordinated notes issued in 1995 were used to repay all indebtedness outstanding under the Company's revolving line of credit and to fund the remaining acquisitions in 1995. The purchase of the Nationwide License in July 1996 was funded with $28 million from the Company's equity offering in June 1996 and $15 million with borrowings under its revolving line of credit. The $8.9 million cash portion of the acquisition of Modern in the first quarter of 1997 was also funded with borrowings under its revolving line of credit. The Company anticipates that its ongoing capital needs will be funded with additional borrowings and net cash generated by operations.

CAPITAL EXPENDITURES

    As of September 30, 1997, the Company had invested $114.0 million in system equipment and pagers for its major metropolitan markets and $14.1 million in system equipment and TracPacs for its 34 security systems.

    Capital expenditures for paging systems' equipment was $6.6 million for the nine months ended September 30, 1997 compared to $10.9 million for the comparable period in 1996 (excluding assets acquired pursuant to the completed acquisitions). Capital expenditures for security systems' equipment and TracPacs for the nine months ended September 30, 1997 was $363,000 compared to $821,000 for the comparable period in 1996.

    Except for those assets acquired through acquisitions and any capital costs associated with new enhanced products and services, the Company expects to meet its capital requirements in 1997 with cash generated from operations. Although the Company had no material binding commitments to acquire capital equipment at September 30, 1997, the Company anticipates capital expenditures for the remainder of 1997 to be $500,000 for the purchase of system equipment for its current paging systems operations and $100,000 for the manufacture of TracPacs and the purchase of system equipment for its security systems' operations.

CREDIT FACILITIES

    The $150 million under the Company's revolving line of credit consists of a $25 million revolving line of credit maturing December 31, 2003, and a $125 million two-year revolving line of credit which converts July 1, 1998 to a term loan maturing December 31, 2003. The borrowings bear interest, at the Company's designation, at either (i) the ABR plus a margin of up to 1.5%, or
(ii) the Eurodollar Base Rate plus a margin of up to 2.75%. The term loan will be payable in quarterly installments, based on the principal amount outstanding on the conversion date, in amounts ranging from 7% initially to 20%. Loans bearing interest based on ABR may be prepaid at any time, and loans bearing interest based on the Eurodollar Rate may not be paid prior to the last day of the applicable interest period. A commitment fee of either
 .375% or .5% on the average daily unused portion of the Credit Facilities is required to be paid quarterly. At September 30, 1997, the Company had approximately $2.9 million of available funds under the Credit Facilities.

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

PENDING MERGER

    On August 8, 1997, the Company signed a definitive agreement ("the Merger Agreement") to merge into Metrocall, Inc. ("Metrocall"). Metrocall will issue approximately 12.3 million shares of Metrocall common stock, which will be converted at a ratio of 0.9 Metrocall shares per ProNet share, as adjusted. Total value of the merger is approximately $73.8 million.
Metrocall will also assume all of the Company's debt.

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

    For additional information regarding the transaction contemplated in the Merger Agreement, reference is made to the Agreement and Plan of Merger and certain other documents entered into in connection with the Merger Agreement, copies of which are incorporated herein by reference through Metrocall's Form 8-K dated August 11, 1997.

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

    The Company entered into an agreement effective May 14, 1997 to settle the pending securities class actions. The Company, its insurance carriers and its former underwriters will pay $8.25 million to claims against the defendants. The Company has agreed to pay $1.7 million of this amount. In addition, the Company will issue one million shares of the Company's Common Stock to the class. The Company will also pay $2 million to the class if, within two years from final approval of the settlement, the Company engages in a merger or similar transactions which results in a change of "control" of the Company. The proposed settlement is subject to court approval. The proposed settlement will resolve all disputes to the litigation.

    On September 24, 1997, the United States District Court for the Northern District of Texas preliminarily approved the proposed settlement. The Court set a hearing on the parties' joint motion for entry of a final judgement approving the settlement for November 19, 1997.

    On August 13, 1997, the Company and certain of its directors were named in a class action complaint in the Court of Chancery for the State of Delaware in and for New Castle County. The case is styled, JERRY KRIM V. PRONET INC., ET AL., C.A. No. 15873. In this action, the plaintiff alleges that the Company's stockholders will receive inadequate consideration in connection with the Company's proposed merger with Metrocall. The plaintiff further alleges various breaches by the director defendants in connection with the proposed merger. The defendants view the complaint as meritless and on September 5, 1997, filed a motion to dismiss the plaintiff's complaint. That motion is pending before the Court.

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

10.25 - Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, Contact Communications Inc., Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current Report on 8-K, dated January 16, 1996, and incorporated herein by reference).
10.26 - 1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
10.27 - Voting Agreement by and among the Company and Continental Illinois Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996(filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.28 - Agreement and Plan of Merger by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.29 - Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission license and associated system equipment from EMBARC Communication Services, Inc., by and among Contact Communications Inc., the Company, EMBARC Communication Services, Inc. and Motorola Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.30 - Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.31 - Merger Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.32 - Termination Agreement and Release by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1996 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, and incorporated herein by reference).
10.33 - Second Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).
10.34 - Amendment No. 1 to Credit Agreement dated as of September 30, 1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference).
10.35 - Incentive Compensation Agreement dated as of July 7, 1997 between the Company and Impulse Telecommunications Corporation.
10.36 - Agreement and Plan of Merger dated as of August 8, 1997 between Metrocall, Inc. and the Company (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).
10.37 - Option Agreement between Metrocall, Inc. and the Company dated August 8, 1997 (filed as and exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).
10.38 - Stockholders Voting Agreement between the Company and certain stockholders of Metrocall, Inc. dated August 8, 1997 (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).
10.39 - Amendment to Option Agreement dated as of August 29, 1997 between Metrocall, Inc. and the Company (filed as an exhibit to
          Metrocall's Form 8-K dated September 8, 1997, and incorporated herein by reference).
(b)   -   Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRONET INC.
                                  (Registrant)



DATE: November 14, 1997           By:         /s/ Jan E. Gaulding
                                     ------------------------------------------
                                                Jan E. Gaulding
                                      SENIOR VICE PRESIDENT, TREASURER AND
                                             CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

10.24 - Stock Purchase Agreement dated October 6, 1995, regarding the acquisition of all of the outstanding capital stock of Apple Communication, Inc., by and among CCI, Apple Communication, Inc., and Salvatore Zarcone and Jill DiFoggio (filed as an exhibit to the Company's Current Report on Form 8-K, dated January 16, 1996, and incorporated herein by reference).
10.25 - Stock Purchase Agreement dated November 22, 1995, regarding the acquisition of all of the outstanding capital stock of Cobbwells, Inc. d/b/a Page One, by and among the Company, CCI, Cobbwells, Inc. d/b/a Page One, James H. Cobb, III and Warren K. Wells (filed as an exhibit to the Company's Current Report on Form 8-K, dated January 16, 1996, and incorporated herein by reference).
10.26 - 1995 Long-Term Incentive Plan of the Company (filed as an exhibit to the Company's Proxy Statement filed April 24, 1995, and incorporated herein by reference).
10.27 - Voting Agreement by and among the Company and Continental Illinois Venture Corporation, CIVC Partners I, GM Holdings, LLC, Rainbow Resources, Inc., Robert McMurrey and G. David Higginbotham, dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.28 - Agreement and Plan of Merger by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of April 15, 1996 (filed as an exhibit to the Company's Schedule 13D filed April 26, 1996, and incorporated by reference).
10.29 - Asset Purchase Agreement dated April 19, 1996, regarding the purchase of a nationwide data transmission license and associated system equipment from EMBARC Communication Services, Inc., by and among Contact Communications Inc., the Company, EMBARC Communication Services, Inc. and Motorola Inc. (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.30 - Stock Purchase Agreement dated April 24, 1996, regarding the acquisition of all of the outstanding capital stock of Strategic Products Corporation, by and among the Company, Strategic Products Corporation, John K. LaRue and Keith Bussman (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.31 - Merger Agreement dated April 24, 1996, by and among the Company, Pac-West Telecomm, Inc., John K. LaRue, William E. Koch and Bay Alarm Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).
10.32 - Termination Agreement and Release by and among the Company, ProNet Subsidiary, Inc. and Teletouch Communications, Inc., dated as of July 24, 1995.
10.33 - Second Amended and Restated Credit Agreement dated as of June 14,1996, among the Company, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto.
10.34 - Amendment No. 1 to Credit Agreement dated as of September 30,1996, by and among the Company, each of the Company's subsidiaries, The First National Bank of Chicago, individually and as Agent and the Lenders party thereto.
10.35 - Incentive Compensation Agreement dated as of July 7, 1997 between the Company and Impulse Telecommunications Corporation.
10.36 - Agreement and Plan of Merger dated as of August 8, 1997 between Metrocall, Inc. and the Company (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).
10.37 - Option Agreement between Metrocall, Inc. and the Company dated August 8, 1997 (filed as and exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).
10.38 - Stockholders Voting Agreement between the Company and certain stockholders of Metrocall, Inc. dated August 8, 1997 (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).

10.39 - Amendment to Option Agreement dated as of August 29, 1997 between Metrocall, Inc. and the Company (filed as an exhibit to Metrocall's Form 8-K dated August 11, 1997, and incorporated herein by reference).

27*   -   Financial Data Schedule.

--------------------------
*   Filed herewith.